Form 10-Q
period 1996-06-30
ACC CONSUMER FINANCE CORP
filed 1996-08-05
CIK 1002760

Form 10-Q

                           SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.  20549
                                -----------------------

            (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the Quarterly Period Ended June 30, 1996

            ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____

                              Commission File No. 0-27268
                                                   -------

                            ACC CONSUMER FINANCE CORPORATION
                            --------------------------------
                 (Exact name of registrant as specified in its charter)

               A Delaware Corporation                   33-0682821
            ----------------------------            -------------------
            (State or other jurisdiction            (I.R.S. Employer
            of incorporation or organization)        Identification No.)

                            12750 High Bluff Dr., Suite 320,
                              San Diego, California 92130
                        ----------------------------------------
                        (Address of principal executive offices)

            Registrant's telephone number, including area code:
            (619) 793-6300

                                      (No Change)
                            --------------------------------
                  Former name, former address and former fiscal year,
                             if changed since last report.

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.  Yes...X..  No......

            Indicate the number of shares outstanding of each of the issuer's classes of common stock: 8,292,478 $.001 par value common stock as of July 31, 1996.

                               Exhibit Index on Page ___

                                       ACC Consumer Finance Corporation
                                     Condensed Consolidated Balance Sheets

                                                               June 30, 1996     December 31, 1995
                                                               -------------     -----------------
                                                                (Unaudited)
       Assets
          Cash and Cash Equivalents                            $      99,052     $        120,672
          Restricted Cash                                          1,113,743            1,032,683
          Credit Enhancement Cash Reserve                          6,143,649            4,052,524
          Installment Contracts Held for Sale, net (2)            22,365,001           28,187,778
          Installment Contracts Held for Investment, net(3)          220,830              509,388
          Interest Receivable                                        294,575              386,673
          Asset Backed Securities (4)                              6,684,022            3,910,080
          Excess Servicing Receivables (5)                         9,365,618            5,590,878
          Accounts Receivable                                      6,017,260            1,423,112
          Fixed Assets, net                                          951,855              842,016
          Repossessed Vehicles                                       139,475              211,619
          Prepaid Expenses                                           227,582              427,456
          Other Assets                                               320,316              214,059
                                                               -------------     ----------------
                      Total Assets                                53,942,978           46,908,938
                                                               =============     ================

       Liabilities and Shareholders' Equity
          Repurchase Facility, net                                23,598,232           29,708,252
          Other Borrowings (6)                                     2,388,036            7,439,597
          Amount Due to Bank                                       2,613,270            1,537,290
          Tax Liability                                            1,208,723              123,909
          Lease Liability                                            431,454              519,486
          Accounts Payable and Accrued Liabilities                 2,481,597            1,295,604
                                                               -------------     ----------------
                      Total Liabilities                           32,721,312           40,624,138







       Redeemable Preferred Stock, $.001 Par Value,
             Authorized 2,000,000 Shares (7)
          Series A-162,831 Shares issued and Outstanding
             at December 31, 1995
          Series B-11,538 Shares issued and Outstanding
             at December 31, 1995                                         --            6,279,049
                                                               -------------     ----------------
                      Total Redeemable Preferred Stock                    --            6,279,049


       Shareholders' Equity
          Common Stock, $.001 Par Value, Authorized
             18,000,000 Shares, 8,292,478 and 2,099,992
             Shares Issued and Outstanding as of June 30,
             1996 and December 31, 1995, Respectively                  8,292                2,100
          Additional Paid-in-Capital                              19,976,534              117,464
          Retained Earnings/(Accumulated Deficit)                  1,236,840             (113,813)
                                                               -------------     ----------------
                      Total Shareholders' Equity                  21,221,666                5,751


       Commitments and Contingencies

                 Total Liabilities and Shareholders' Equity    $  53,942,978     $     46,908,938
                                                               =============     ================


                    See accompanying notes to condensed consolidated financial statements.

                                       ACC Consumer Finance Corporation
                                Condensed Consolidated Statements of Operations
                                       Three Months Ended June 30,      Six Months Ended June 30,
                                      ------------------------------  ------------------------------
                                           1996            1995            1996            1995
                                           ----            ----            ----            ----
                                        (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
       Interest Income
          Interest Income             $   2,260,024   $   2,072,161   $   4,284,417   $   4,533,063
          Interest Expense               (1,156,888)     (1,278,768)     (2,249,813)     (2,452,622)
                                      -------------   -------------   -------------   -------------
                 Net Interest Income      1,103,136         793,393       2,034,604       2,080,441

       Contract Losses
        (Provision for)/Reversal of
         Contract Losses (3)               (199,921)        211,377        (348,784)        (10,348)
          Net Interest Income after   -------------   -------------   -------------   -------------
            Provision for Contract
            Losses                          903,215       1,004,770       1,685,820       2,070,093

       Other Income
          Servicing and Ancillary
             Fees (2) and (5)               962,868         469,974       1,811,747         500,717
          Gain on Sale of
             Contracts (2) and (5)        3,683,023       3,913,477       6,584,609       3,913,477
                                      -------------   -------------   -------------   -------------
                 Total Other Income       4,645,891       4,383,451       8,396,356       4,414,194

                 Total Income             5,549,106       5,388,221      10,082,176       6,484,287










       Expenses
          Personnel                       1,987,799       1,606,792       3,841,537       2,590,344
          General and Administrative        992,406         653,666       1,740,961       1,104,474
          Servicing                         377,203         112,245         758,109         164,234
          Occupancy and Equipment           120,803          95,128         213,504         170,067
          Depreciation and
            Amortization                    109,338          67,172         208,958         120,482
                                      -------------   -------------   -------------   -------------
                 Total Expenses           3,587,549       2,535,003       6,763,069       4,149,601

                 Income Before Taxes      1,961,557       2,853,218       3,319,107       2,334,686

                 Income Tax Expenses        824,000          35,000       1,394,000          35,000
                                      -------------   -------------   -------------   -------------
                 Net Income           $   1,137,557   $   2,818,218   $   1,925,107   $   2,299,686
                                      =============   =============   =============   =============
       Preferred Stock Dividends      $      43,490   $      54,148   $     116,818   $      96,827
                                      =============   =============   =============   =============
       Net Income Available to
          Common Shareholders         $   1,094,067   $   2,764,070   $   1,808,289   $   2,202,859
                                      =============   =============   =============   =============
       Primary and Fully Diluted
          Net Income per Common
          Share and Common Share      $        0.16   $        0.49   $        0.29   $        0.43
          Equivalent                  =============   =============   =============   =============
       Shares Used in Computing
          Income per Common Share
          and Common Share Equivalent     7,180,716       5,697,427       6,736,596       5,370,517
                                      =============   =============   =============   =============


                    See accompanying notes to condensed consolidated financial statements.

                                       ACC Consumer Finance Corporation
                               Condensed Consolidated Statement of Cash Flows

                                                                    SIX MONTHS ENDED JUNE 30,
                                                                     1996              1995
                                                                     ----              ----
                                                                  (Unaudited)       (Unaudited)
       CASH FLOWS FROM OPERATING ACTIVITIES

          Net Income                                           $   1,925,107     $   2,299,686
          Adjustments to reconcile net income to net cash
            used in operating activities:
               Gain on Sale of Contracts                          (6,584,609)       (3,913,477)
               Amortization and Depreciation                       2,543,055           648,917
               Provision for Contract Losses                         348,784            10,348
               Net Cash Deposited into Restricted Accounts        (2,172,185)          (62,349)
          Changes in operating assets:
               Net Decrease in Contracts Held for Sale             1,697,296         8,439,015
               Interest Receivable                                    92,098           223,308
               Accounts Receivable                                (4,594,148)       (1,200,829)
               Other Assets                                         (121,142)          (27,005)
               Prepaid Expenses                                      199,874           (23,295)
          Changes in operating liabilities:
               Accounts Payable and Accrued Liabilities            2,270,807         1,111,413
                                                               -------------     -------------
                 Net cash (used in)/provided by
                    operating activities                          (4,395,063)        7,505,732

       CASH FLOWS FROM INVESTING ACTIVITIES

          Net Decrease/(Increase) in Contracts Held for
            Investment                                              (437,392)          261,876
          Principal Paydowns of Asset Backed Securities            1,018,190           108,113
          Proceeds from Liquidation of Repossessed                 1,320,400           949,600
            Automobiles
          Purchases of Fixed Assets                                 (303,911)         (392,033)
                                                               -------------     -------------
                 Net cash provided by investing activities         1,597,287           927,556


       CASH FLOWS FROM FINANCING ACTIVITIES
          Net Decrease in Financing Facility Balance              (6,171,990)      (12,113,093)
          Increase in Other Borrowing                              1,948,439         2,520,548
          Repayment of Other Borrowing                            (7,000,000)               --
          Net (Decrease)/Increase in Capital Leases                  (88,032)          299,526
          Increase in Amount Due to Bank                           1,075,980           578,326
          Net Proceeds from Issuance of Common Stock              12,585,218                --
          Net Proceeds from Issuance of Preferred Stock            1,000,995           749,970
          Payment of Preferred Stock Dividends                      (574,454)               --
                                                               -------------     -------------
                 Net cash provided by/(used in) financing
                    activities                                     2,776,156        (7,964,723)

         (Decrease)/Increase in cash and cash equivalents            (21,620)          468,565

         Cash and cash equivalents at beginning of period            120,672           143,833
                                                               -------------     -------------
         Cash and cash equivalents at end of period            $      99,052     $     612,398
                                                               =============     ==============

       SUPPLEMENTAL DISCLOSURE

         Interest Paid                                         $   2,087,757     $   2,457,550
                                                               =============     =============
         Taxes Paid                                            $     349,831     $          --
                                                               =============     =============
         Non-cash Conversion of Preferred Stock                $   7,280,044                --
                                                               =============     =============
         Transfers of Contracts Held for Sale to
           Asset Backed Securities                             $   3,631,000     $   2,266,572
                                                               =============     =============
         Transfers of Contracts Held for Investment
           to Repossessed Automobiles                          $   1,248,256     $   1,007,872
                                                               =============     =============








         Transfers of Contracts Held for Investment
          to Contracts Held for Sale                           $     986,196     $  38,862,581
                                                               =============     =============
         Transfers of Contracts Held for Sale to Contracts
           Held for Investment                                 $   1,857,286     $   1,937,922
                                                               =============     =============


                    See accompanying notes to condensed consolidated financial statements.

                      ACC CONSUMER FINANCE CORPORATION
                 Notes to Consolidated Financial Statements
              For The Three-Month and Six-Month Periods Ended
                           June 30, 1996 and 1995
              -----------------------------------------------
     (1)  Basis of Presentation
     ---  ---------------------
          The condensed consolidated financial statements include the accounts of ACC Consumer Finance Corporation (ACC) and its wholly-owned subsidiaries, OFL-A Receivables Corp. (OFL-A) and ACC Receivables Corp. (Receivables) (collectively, the Company). All material intercompany accounts and transactions have been eliminated. The condensed consolidated financial statements as of June 30, 1996, and for the three-month and six-month periods ended June 30, 1996, and 1995, are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results in the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1995. The results of operations for the three-month and six month periods ended June 30, 1996, are not necessarily indicative of the results for the entire year ending December 31, 1996.

          In May 1996, the Company sold in an initial public offering 2,000,000 shares of its Common Stock (the "Offering") which generated net proceeds of approximately $12.6 million. The proceeds were used to partially pay-down the NIM Facility (included in Other Borrowings), temporarily reduce advances on the Company's warehouse facility (Repurchase Facility), and for other general corporate purposes. In addition, each share of the Company's Redeemable Preferred Stock automatically converted into 23 shares of Common Stock upon consummation of the Offering. Total cumulative dividends of $574,454 were paid to the holders of the Redeemable Preferred Stock subsequent to conversion.

     (2)  Installment Contracts Held For Sale
     ---  -----------------------------------
          Installment Contracts held for sale are summarized as follows:

                                             June 30, 1996       Dec. 31, 1995
                                             -------------       -------------
     Principal Balance                       $ 23,458,719        $ 29,517,717

     Purchase Discount                         (1,494,332)         (1,161,892)

     Deferred Expenses/(Net Fees)                 351,359            (392,889)

     Unrealized Hedge Loss                         49,255             224,842
                                             ------------        ------------

                                             $ 22,365,001        $ 28,187,778
                                             ============        ============

          The Company maintains an ongoing hedging program to minimize the impact of changing interest rates on the value of the Contracts. The Company has hedged its interest rate risk by either selling forward Treasury notes (as of December 31, 1995), or the sale of futures contracts of Treasury securities (as of June 30, 1996), with terms of approximately 1.5 years to
     2.0 years. The duration of these securities is comparable to the average duration of the Contracts. As of June 30, 1996, the Company had two-year treasury futures contracts with a notional amount of $20 million for sale in September 1996. As of December 31, 1995, the Company had sold forward $25 million of Treasury notes for delivery in January 1996.

          The Company recognizes unrealized gains and losses on the hedging transactions as an adjustment to the basis of the Contracts. Gains and losses are recognized upon sale of the Contracts. The Company recognized $20,000 of net gains on the hedging program during the six-months ended June 30, 1996. The Company recognized $682,000 of net losses on the hedging program during the six-months ended June 30, 1995.

          In addition to the Contracts owned by the Company, the Company serviced $148 million and $87 million of Contracts for others as of June 30, 1996, and December 31, 1995, respectively. The Company services Contracts for borrowers residing in approximately 40 states, with the largest concentrations of Contracts in California, Texas, Florida and Pennsylvania. An economic slowdown or recession or a change in the regulatory or legal environment in one or more of these states could have a material adverse effect on the performance of the Company's existing servicing portfolio and on its Contract purchases.

     (3)  Installment Contracts Held For Investment
     ---  -----------------------------------------
          Contracts held for investment represent Contracts that are ineligible for sale primarily due to their delinquent status.
     The held for investment Contracts are also subject to the terms of the Repurchase Facility and are held by a custodian until they are repurchased. The Contracts held for investment are comprised of the following:

                                   June 30, 1996     Dec. 31, 1995
                                   -------------     -------------

     Principal Balance             $   640,000       $ 1,040,695

     Purchase Discount                 (40,490)          (40,727)

     Deferred Expenses/                  9,520           (13,772)
     (Net Fees)

     Allowance for Losses             (388,200)         (476,808)
                                   -----------       -----------
                                   $   220,830       $   509,388
                                   ===========       ===========

     The Company maintains an allowance for Contract losses based on the outstanding principal balance of Contracts held for investment. A summary of the activity in the allowance for Contract losses is as follows:

                               Three-Month Period         Six-Month Period
                               Ended June 30,              Ended June 30,
                               --------------------    ----------------------
                                  1996        1995        1996        1995
                                  ----        ----        ----        ----

     Beginning Balance         $ 371,008   $ 962,504   $ 476,808   $1,181,004

     Provision/(Reversal)        199,921    (211,377)    348,784       10,348

     Charge-Offs                (251,929)   (254,932)   (578,415)    (702,182)

     Recoveries                   69,200       6,250     141,023       13,275
                               ---------   ---------   ---------   ----------
     Ending Balance            $ 388,200   $ 502,445   $ 388,200   $  502,445
                               =========   =========   =========   ==========


     (4)  Asset-Backed Securities
     ---  -----------------------
          In connection with the securitizations, the Company retained asset-backed securities (Subordinated Securities) representing 5% of the principal balance of the Contracts sold. The Subordinated Securities from the 1995-A Transaction, the 1995-B Transaction, the 1996-A Transaction, and the 1996-B Transaction have pass-through rates of 6.70%, 6.40%, 5.95%, and 6.90%, respectively. These securities are currently valued at a discount to yield approximately 13% to 14%. The Subordinated Securities are as follows:


                              June 30, 1996            December 31, 1995

                              Carrying    Fair         Carrying     Fair
                              Value       Value        Value        Value
                              --------    -----        --------     -----

     ACC Auto Grantor Trust
     1995-A (net of discount
     of $131,239 and
     $192,094 at June 30,
     1996 and December 31,
     1995, respectively)      $1,414,501  $1,519,000   $1,804,770   $1,961,000

     ACC Auto Grantor Trust
     1995-B (net of discount
     of $171,138 and
     $237,770 at June 30,
     1996 and December 31,
     1995, respectively)       1,766,993   1,896,000    2,105,310    2,290,000

     ACC Auto Grantor Trust
     1996-A (net of discount
     of $175,257 at June 30,
     1996)                     1,505,538   1,626,000   --           --

     ACC Auto Grantor Trust
     1996-B (net of discount
     of $251,510 at June 30,
     1996)                     1,996,990   2,206,000   --           --

     Total                    $6,684,022  $7,247,000   $3,910,080   $4,251,000


     (5)  Excess Servicing Receivables
     ---  ----------------------------

          The Company has created excess servicing rights (ESRs) as a result of the sale of Contracts in the Asset-Backed Security program. ESRs are determined by computing the present value of the excess of the weighted average coupon on the Contracts sold (ranging from 19.77% to 20.50%) over the sum of: (i) the coupon on the senior bonds (ranging from 5.95% to 6.90%), (ii) a base servicing fee paid to the Company (ranging from 3.00% to 3.15%) and (iii) the charge-offs expected to be incurred on the portfolio of Contracts sold. For purposes of the projection of the excess servicing cash flows, the Company currently assumes that the principal and interest of charge-offs on the sold portfolios will cumulatively approximate 10% to 11% of the original principal of the Contracts sold, over the life of the portfolio. Further, the Company uses an estimated average Contract life of 1.5 to 1.7 years. The cash flows expected to be received by the Company, before expected losses, are then discounted at a market interest rate that the Company believes an unaffiliated third-party purchaser would require as a rate of return on such a financial instrument. Expected losses are discounted using a rate equivalent to the risk-free rate which is equivalent to the rate earned on securities rated AAA or better with a duration similar to the underlying Contracts. This results in an effective overall discount rate of approximately 15%. The excess servicing cash flows are only available to the Company to the extent that there is no impairment of the credit enhancements established at the time the Contracts are sold.
     ESRs are amortized using the interest method and are offset against servicing and ancillary fees. To the extent that the actual future performance results are different from the excess cash flows the Company estimated, the Company's ESRs will be adjusted quarterly with corresponding adjustments made to income in that period.

          In connection with the valuation of ESRs, the Company projects losses in the pool of Contracts which effectively represents the estimated undiscounted recourse loss allowance offset with the ESRs. As of June 30, 1996, the estimated undiscounted recourse loss allowance embedded in the ESRs, excluding accrued interest, was $12.5 million. This recourse loss allowance represents 8.45% of the Contracts serviced for others.

          A summary of the activity in ESRs is as follows:

                                            Six-Months Ended     Year Ended
                                            June 30, 1996        Dec. 31, 1995
                                            ----------------     -------------

     Beginning Balance                      $5,590,878           $ --

     ACC Auto Grantor Trust 1995-A          --                    3,716,807

     ACC Auto Grantor Trust 1995-B          --                    3,983,892

     ACC Auto Grantor Trust 1996-A           2,968,000           --

     ACC Auto Grantor Trust 1996-B           3,240,000           --

     Amortization                           (2,433,260)          (2,109,821)
                                            -----------          -----------


     Ending Balance                         $9,365,618           $5,590,878
                                            ==========           ==========



     (6)  Other Borrowings
     ---  ----------------
          In September 1995, the Company entered into a $10 million Subordinated Certificate and Net Interest Margin Certificate Financing Facility Agreement (NIM Facility) with Cargill Financial Services Corporation (Cargill), which is collateralized by the Subordinated Securities and the ESRs of the 1995-A, 1995-B and 1996-A Transactions.
     The facility was increased to $15 million on May 22, 1996. As of June 30, 1996, the Company had drawn approximately $2.4 million under this facility. As of December 31, 1995, the Company had drawn $7.4 million under this facility. The interest rate on the NIM Facility is the one-month LIBOR, plus 7%. The Company also pays an annual commitment fee of $150,000, which is payable in four quarterly installments. The NIM Facility has a contractual maturity date of May 1998.

     (7)  Redeemable Preferred Stock
     ---  --------------------------
          The changes in Redeemable Preferred Stock are as follows:

                                      Series A                  Series B                  Series C
                                   Preferred Stock            Preferred Stock          Preferred Stock           Total
                                   -----------------          ---------------          ---------------           -----

                              Shares        Amount          Shares      Amount         Shares     Amount         Amount
                              ------        ------          ------      ------         ------     ------         ------
     Balance at December 31,   162,831      $5,529,079       11,538     $749,970         --       $  --          $6,279,049
     1995

     Issuance of Series C     --            --              --          --              7,913      1,000,995      1,000,995
     Preferred Stock

     Conversion to Common     (162,831)     (5,529,079)     (11,538)    (749,970)      (7,913)    (1,000,995)    (7,280,044)
     Stock

     Balance of June 30,      --            $--             --          $  --            --       $  --          $  --
     1996                     =========     ===========     ========    =========      =======    ===========    ===========


                    MANAGEMENT'S DISCUSSION AND ANALYSIS

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     ----------------------------------------------------------------
          From the inception of the Company on July 15, 1993, through April 30, 1995, the primary source of revenue for the Company was net interest income on the Contracts owned by the Company. In May 1995, the Company initiated an asset-backed securitization program by which the Company sells its Contracts and retains subordinate asset-backed securities (Subordinated Securities) and excess servicing receivables (ESRs). The first securitization, ACC Auto Grantor Trust 1995-A (the 1995-A Transaction), was completed effective May 1, 1995, and involved the sale of $51 million of Contracts. ACC Auto Grantor Trust 1995-B (the 1995-B Transaction) was completed effective September 1, 1995, and involved the sale of $50 million of Contracts in two installments. ACC Auto Grantor Trust 1996-A (the 1996-A Transaction) was completed effective March 1, 1996 and involved the sale of $36 million of Contracts. ACC Auto Grantor Trust 1996-B (the 1996-B Transaction) was completed effective June 1, 1996, and involved the sale of $46 million of Contracts. Since initiation of the asset-backed securitization program, the Company's earnings have been increasingly attributable to the gains recognized on the sale of the Contracts. In addition, servicing revenues are expected to comprise a greater percent of the Company's revenues as a result of the growth of the servicing portfolio. In contrast, interest income is expected to be a declining portion of total revenues.

          In May 1996, the Company sold in an initial public offering 2,000,000 shares of its Common Stock (the Offering) which generated net proceeds of approximately $12.6 million. The proceeds were used to partially pay-down the Subordinated Certificate and Net Interest Margin Certificate Financing Facility (NIM Facility), temporarily reduce advances on the Company's warehouse facility (Repurchase Facility), and for other general corporate purposes. In addition, each share of the Company's Redeemable Preferred Stock automatically converted into 23 shares of Common Stock upon consummation of the offering. Total cumulative dividends of $574,454 were paid to the holders of the Redeemable Preferred Stock subsequent to conversion.

     Results of Operations
     ---------------------
     The Three Months Ended June 30, 1996, Compared to the Three Months Ended June 30, 1995
     -----------------------------------------------------------------
     The Company reported net income of $1.1 million during the three-month period ended June 30, 1996, compared to $2.8 million for the three-month period ended June 30, 1995. Net income declined from the comparable period primarily due to (i) a $1.1 million increase in operating expenses, (ii) a $789,000 increase in the provision for income taxes as a result of the reversal of the valuation allowance on gross deferred tax assets during fiscal year 1995, and (iii) a $411,000 increase in the provision for Contract losses due to a $400,000 one-time recapture of allowance for Contract losses in the three-month period ended June 30, 1995. These factors were partially offset by a $493,000 increase in servicing income. During the current quarter, the gain on sale of Contracts decreased by $230,000 to $3.7 million because the Company sold fewer Contracts through asset-backed securities than it sold during the comparable quarter. The Company initiated its asset-backed securitization program during the three-month period ended June 30,1995. During the quarter ended June 30, 1996, the Company acquired $45 million of Contracts and serviced an average of $156 million of Contracts (including Contracts owned and Contracts sold and serviced) compared to $25 million and $68 million in the same quarter in 1995.

          NET INTEREST INCOME. The Company generated approximately $1.1 million of net interest income during the three-month period ended June 30, 1996, compared to $793,000 in the three-month period ended June 30, 1995. The principal source of the Company's net interest income was the net yield on Contracts (yield on the Contracts less the cost of the Repurchase Facility). The net yield on Contracts increased to $882,000 during the three-month period ended June 30, 1996, from $423,000 for the three-month period ended June 30, 1995. This increase was attributable primarily to three factors: (i) the average balance of the Repurchase Facility was lower, primarily because the period between the effective transfer date and the cash settlement date for Contracts sold in the 1996-B Transaction was shorter than that of the 1995-A Transaction; (ii) the yield on Contracts increased to 21.7% from 19.5%; and (iii) the average interest rate on the Repurchase Facility decreased to 8.7% from 9.2%. The Company also earned interest income of $331,000 on the Subordinated Securities and cash balances held in restricted accounts and recognized interest expense on Other Borrowings and Leases of $267,000 in the three-month period ended June 30, 1996, compared to $94,000 and $40,000, respectively, in the three-month period ended June 30, 1995. In addition, during the period between the effective transfer date and the cash settlement date of an asset-backed transaction, the Company effectively owns, and earns interest on, the senior security of the transaction. The Company earned interest on these securities of $157,000 during the three-month period ended June 30, 1996 compared to $316,000 in the three-month period ended June 30, 1996. The senior security interest earned in 1995 is much higher than that in 1996 as a result of the longer period between the effective transfer date and the cash settlement date of the 1995-A Transaction as compared to the 1996-A Transaction.

          GAIN ON THE SALE OF CONTRACTS. In the three-month period ended June 30, 1996, the Company recognized a gain on sale of $3.7 million, representing 8.0% of the $46 million of Contracts sold in connection with the 1996-B Transaction. In the three-month period ended June 30, 1995, the Company recognized a gain of $3.9 million, representing 7.7% of the $51 million of Contracts sold in connection with the 1995-A Transaction. See note 5 of the Notes to Condensed Consolidated Financial Statements for the methodology for calculating the gain on sale.

          CONTRACT LOSS PROVISION. The Company recorded a provision for Contract losses of $200,000 for the three-month period ended June 30, 1996, compared to a net reversal of $211,000 for the three-month period ended June 30, 1995. This net reversal includes a provision for Contract losses of $189,000 and a one-time recapture of $400,000 of allowance for Contract losses provided for in a previous period for Contracts sold in conjunction with the 1995-A transaction. The Company's entire portfolio was still deemed held for investment until the prior quarter and, as such, had required this allowance. The allowance for Contract losses is maintained at a level deemed by management to be adequate to provide for losses in the held for investment portfolio

          SERVICING REVENUES. The Company recorded $963,000 of servicing and ancillary fees during the three-month period ended June 30, 1996, compared to $470,000 for the three-month period ended June 30, 1995. The substantial increase in servicing revenues was a result of the 1995-B, 1996-A and 1996-B Transactions, which were completed after June 30, 1995. The average outstanding servicing portfolio (excluding Contracts owned) was $122 million during the three-month period ended June 30, 1996, compared to $33 million in the three-month period ended June 30, 1995. Future servicing revenues could be impacted by increased levels of charge-offs and prepayments, relative to the Company's estimates of charge-offs and prepayments at the time of sale of the Contracts.

          OPERATING EXPENSES. The Company reported operating expenses of $3.6 million during the three-month period ended June 30, 1996, compared to $2.5 million for the three-month period ended June 30, 1995. These expenses consisted primarily of personnel, occupancy, collection, telecommunications and travel expenses. The increase in expenses reflected the growth in the amount of Contracts purchased and serviced by the Company. The operating expense ratio (annualized operating expenses as a percentage of the average Contracts owned and serviced) improved to 9.2% for the three-month period ended June 30, 1996, from 14.9% for the three-month period ended June 30, 1995.

          Personnel expenses for the three-month period ended June 30, 1996, were $2.0 million, compared to $1.6 million during the three-month period ended June 30, 1995. Personnel expenses consisted primarily of salaries and wages, performance incentives, employee benefits and payroll taxes. Personnel expenses before performance incentive accruals were $1.7 million for the three-months ended June 30, 1996 compared to $1.0 million in the same period a year earlier. The overall increase in personnel expenses is a result of an increase in the Company's full-time employees to 175 from 98 as of June 30, 1996 and June 30, 1995, respectively.

          The Company's general and administrative expenses increased to $992,000 for the three-month period ended June 30, 1996, from $654,000 for the three-month period ended June 30, 1995. These expenses consisted primarily of telecommunications, travel, marketing, professional fees, insurance, credit inquiry and management information systems expenses. The increase in general and administration expenses reflected the substantial expansion of the Company's operations.

          Servicing expenses increased to $377,000 for the three-month period ended June 30, 1996, compared to $112,000 for the three-month period ended June 30, 1995. These expenses consisted primarily of out-of-pocket collection, repossession and liquidation expenses. The increase in servicing expenses is due to the substantial growth of the Company's total average servicing portfolio (including owned contracts and contracts sold in securitizations) to $156 million during the quarter ended
     June 30, 1996 from $68 million during the quarter ended June 30, 1995.

          Occupancy and equipment expenses increased to $121,000 for the three-month period ended June 30, 1996, from $95,000 for the three-month period ended June 30, 1995. The increase in occupancy and equipment expenses generally reflected the growth in the operations of the Company. More specifically, the Company has significantly expanded its headquarters office space and its regional operations since June 30, 1995. The Company expects its occupancy and equipment expenses to increase as the Company expands its headquarters facility to accommodate growth in servicing.

          INCOME TAXES. For the three-month period ended June 30, 1996, the effective tax rate was 42% on $2.0 million of net income before taxes. The effective tax rate was less than 2% on $2.9 million of net income before taxes for the three-month period ended June 30, 1995. The low effective tax rate in the quarter a year earlier was primarily due to the reversal of the valuation allowance on gross deferred tax assets during fiscal year 1995.

     The Six-Months Ended June 30, 1996, Compared to the Six Months Ended June 30, 1995
     --------------------------------------------------------------
          During the six-months ended June 30, 1996 income before taxes increased to $3.3 million compared to $2.3 million for the same period in the prior year. This increase is primarily due to an increase in the gain on sale of Contracts of $2.7 million which is the result of the sale of $82 million of Contracts in the six-months ended June 30, 1996, compared to $51 million during the same period in 1995. Partially offsetting the increase in the gain on sale was an increase in operating expenses of $2.6 million as a result of the Company's expanded purchasing and servicing operations. The Company reported net income of $1.9 million during the six-month period ended June 30, 1996, compared to $2.3 million for the six-month period ended June 30, 1995. The decrease in net income resulted from an increase in the Company's effective tax rate which was 42% during the first six months of 1996, compared to a nominal 1.5% in the same period a year earlier.

          NET INTEREST INCOME. The Company generated approximately $2.0 million of net interest income during the six-month period ended June 30, 1996, compared to $2.1 million in the six-month period ended June 30, 1995. The principal source of the Company's net interest income was the net yield on Contracts (yield on Contracts less the cost of the Repurchase Facility) which amounted to $1.8 million during the six-month period ended June 30, 1996, compared to $1.7 million during the six-month period ended June 30, 1995. This marginal increase is a result of a lower average balance of Contracts owned offset by higher net yield in the six-month period ended June 30, 1996 as compared to the same period in 1995. The yield on Contracts increased to 21.6% from 19.9% and the average rate on the Repurchase Facility decreased to 8.8% from 9.5% in the six-month periods ending June 30, 1996 as compared to the six-month period ending June 30, 1995, respectively. In addition, during the six-month period ended June 30, 1996, the Company earned interest income of $785,000 on the Subordinated Securities, Senior Securities and cash balances held in restricted accounts, compared to $431,000 in the six-month period ended June 30, 1995. The Company recognized interest expense on Other Borrowings and Leases of $586,000 in the six-month period ended June 30, 1996 compared to $55,000 in the six-month period a year earlier.

          CONTRACT LOSS PROVISION. The Company recorded a provision for Contract losses of $349,000 for the six-month period ended June 30, 1996, compared to $10,000 for the six-month period ended June 30, 1995. The 1995 provision includes a provision for Contract losses of $410,000 and a one-time recapture of $400,000 of allowance for Contract losses provided for in a prior period for Contracts sold in conjunction with 1995-A Transaction. The allowance for Contract losses is maintained at a level deemed by management to be adequate to provide for losses in the held for investment portfolio.

          SERVICING REVENUES. The Company recorded $1.8 million of servicing and ancillary fees for the six-month period ended
     June 30, 1996, compared to $501,000 for the six-month period ended June 30, 1995. This substantial increase in servicing revenues arose from an increase in the average size of the portfolio of Contracts serviced for others to $107 million during the six-month period ended June 30, 1996, from $17 million during the same period in 1995. During six-months ended June 30, 1995, the Company serviced only owned Contracts until the completion of the 1995-A Transaction in May 1995.

          GAIN ON THE SALE OF CONTRACTS. The Company recognized a gain of $6.6 million on the sale of $82 million of Contracts in connection with the 1996-A and 1996-B Transactions for the six-month period ended June 30, 1996, compared to $3.9 million on the sale of $51 million of Contracts in connection with the 1995-A transaction in the six-month period ended June 30, 1995. See note 5 of the Notes to Condensed Consolidated Financial Statements for the methodology for calculating the gain.

          OPERATING EXPENSES. The Company reported operating expenses of $6.8 million during the six-month period ended June 30, 1996, compared to $4.2 million for the six-month period ended June 30, 1995. The increase in expenses reflected the growth in the amount of Contracts purchased and serviced by the Company. The operating expense ratio improved to 9.4% for the six-month period ended June 30, 1996 from 13.9% during the six-month period ended June 30, 1995.

          INCOME TAXES. For the six-month period ended June 30, 1996, the effective tax rate was 42%, compared to 1.5% for the six-month period ended June 30, 1995. The low effective tax rate for the six-month period ended June 30, 1995, was due to the reversal of the valuation allowance on gross deferred tax assets during fiscal year 1995.

     CREDIT PERFORMANCE AND RESERVES
     -------------------------------
          The following table provide the Company's historic delinquency experience and amounts in repossession with respect to its gross servicing portfolio, which includes Contracts owned by the Company and Contracts sold in asset-backed securities, at the dates indicated.

                                    Delinquency Experience <F1>
                        ---------------------------------------------------
                        June 30,    March 31,   Dec. 31,    Sept. 30,   June 30,
                          1996        1996        1995        1995        1995
                        --------    --------    --------    ---------   --------
     Gross Servicing    $172,562    $139,969    $117,539    $100,028    $78,118
     Portfolio (000's)

     Period of
     Delinquency
     (000's)<F2>

     31-60 days            4,827       2,256       3,217       2,620      1,504
     61-90 days            1,347       1,010       1,171         838        363
     91+ days                662         561         608         652        309
                        --------    --------    --------    --------    -------

     Total              $  6,836    $  3,827    $  4,996    $  4,110    $ 2,176
     Delinquencies      ========    ========    ========    ========    =======
     (000's)

     Total                 3.96%       2.73%       4.25%       4.11%      2.79%
     Delinquencies as
     a Percentage of
     Servicing
     Portfolio

     Amount in          $  1,369    $  1,130    $    861    $    755    $   571
     Repossession <F3>

     Amount in              .79%       0.81%       0.73%       0.75%      0.73%
     Repossession as a
     Percentage of
     Servicing
     Portfolio

     <F1> All amounts and percentages are based on the full amount remaining to be repaid on each Contract, net of any unearned finance charges.
     <F2> The Company considers a Contract delinquent when an obligor fails to make at least 90% of the contractual payment by the stated due date. The period of delinquency is based upon the number of days payments are contractually past due. Contracts not yet 31 days past due are not considered to be delinquent.
     <F3> Amount in Repossession represents the outstanding principal on
          Contracts for which vehicles have been repossessed, but not yet liquidated.

          The table below provides the Company's historic net charge-off experience with respect to its average gross servicing portfolio, which includes Contracts owned by the Company and Contracts sold in asset-backed securities, during the periods indicated.

                                Net Charge-Off Experience <F1>
                                       Three Months Ended
                           ------------------------------------------------
                        June 30,    March 31,   Dec. 31,    Sept. 30,   June 30,
                         1996        1996        1995        1995        1995
                        -------     --------    -------     --------    -------

     Average Servicing  $ 156,266   $  128,754  $ 108,784   $ 89,073    $ 68,057
     Portfolio
     Outstanding
     (000's)<F2>

     Net Charge-Offs    $   1,329   $    1,417  $   1,233   $    851    $    455
     (000's) <F3> <F4>

     Annualized Net         3.40%        4.40%      4.53%      3.82%       2.67%
     Charge-Offs as a
     Percentage of
     Average Servicing
     Portfolio


     <F1> All amounts and percentages are based on the full amount remaining to be repaid on each Contract, net of any unearned finance charges.
     <F2> Average of receivables outstanding as of the beginning and the end of the period.
     <F3> Charge-off amounts exclude the effect of accrued interest, discounts paid by the dealers, and potential recoveries from legal proceedings against borrowers.
     <F4> Net charge-offs are net of recoveries and include the remaining Contract balance at the time of charge-off. In the case of repossession, net charge-offs include the remaining Contract balance at the time of the repossession less liquidation proceeds (for disposed vehicles), NADA wholesale value (for vehicles repossessed but not sold) or claims receivable under the Company's vendor single interest insurance policy. Net charge-offs do not include repossessions that are less than 120 days delinquent and are not yet charged-off.

          The management of the Company believes that the payment practices of non-prime borrowers are partially a function of the time of year. Since non-prime borrowers typically have low disposable incomes, they tend with more frequency to fall behind in payments on their Contracts during the early winter months when the holiday season generates competing demands for their limited disposable income and when these borrowers encounter weather-related work slow-downs. Delinquencies tend to improve in the late winter months then increase again in the summer months. Due to the 60 to 120 day lag between initial delinquency and charge-off, management expects these seasonal factors to cause charge-offs to be highest in the fourth and first calendar quarters and to improve in the second and third calendar quarters. The improvement in charge-offs and the increase in delinquencies for the quarter ended June 30, 1996 compared to the quarter ended March 31, 1996 follows these seasonal trends.

          The Company maintains an allowance for losses on Contracts that are held for investment. The Company determines an allowance for Contract losses based on an estimate of the losses inherent in the held for investment portfolio, including estimates of the frequency of defaults for various delinquency ranges and the expected average severity of losses on these defaults. The allowances for Contract losses as of June 30, 1996, was $388,000, or 61% of the Contracts held for investment. As of December 31, 1995, the allowance for Contract losses was $477,000, or 46% of the Contracts held for investment.

          In connection with the valuation of ESRs, the Company projects losses in the pool of Contracts which effectively represents the estimated undiscounted recourse loss allowance offset with the ESRs. As of June 30, 1996, the estimated undiscounted recourse loss allowance embedded in the ESRs was $12.5 million. The combined allowance for losses on Contracts held for investment and the recourse loss allowance embedded in the ESRs was 7.5% of the gross Contracts serviced as of June 30, 1996.

          Since January 1, 1995, the Company has maintained, at its own expense, supplemental vendor single interest ("VSI") insurance that protects the Company's interest in the collateral against uninsured physical damage (including total loss) and skips. During the period from January 1, 1995, through June 30, 1996 the Company's recoveries on its VSI insurance reduced its net charge-offs by $846,000 and the total premiums paid by the Company were $554,000.

     Financial Condition and Liquidity
     ---------------------------------
          The Company's financing needs are primarily driven by two factors. First, the Company requires working capital to fund its operating expenses because the net interest income earned on the Contracts owned by the Company is restricted and not available for general operating purposes. Second, the securitization program is capital intensive as the Company must fund credit enhancement and securitization expenses. The Company expects to have an ongoing need for funds to support the securitization program, and expects this need will exceed the amount of the proceeds of the offering. The Company expects to borrow under the NIM Facility to fund these credit enhancements and securitization expenses, among other things.

          The Company reported total assets of $54 million as of June 30, 1996, compared to $47 million as of December 31, 1995. As of June 30, 1996, and December 31, 1995, these assets consisted primarily of Contracts held for sale, Subordinated
     Securities and ESRs.

          The Company had $99,000 of cash and cash equivalents as of June 30, 1996, compared to $121,000 as of December 31, 1995. The Company also had $7.3 million in cash balances held in restricted bank accounts and as credit enhancements as of June 30, 1996, compared to $5.1 million as of December 31, 1995.

          The Company owned net Contracts of $23 million as of June 30, 1996, compared to $29 million as of December 31, 1995. During the six-month period ended June 30, 1996, the Company acquired $79 million of Contracts and sold $82 million of Contracts in the 1996-A and 1996-B Transactions. The average discount and weighted average coupon on the Contracts acquired during the six-months ended June 30, 1996, was 5.0% and 20.7%, respectively.

          As of June 30, 1996, the Company owned $9.4 million of ESRs and $6.7 million of Subordinated Securities, compared to $5.6 million and $3.9 million, respectively, as of December 31, 1995. These assets represented 29.8% and 20.3% of the total assets of the Company as of June 30, 1996 and December 31, 1995, respectively. The value of these assets would be reduced in the event of a material increase in the charge-off and prepayment experience relative to the Company's estimates at the time of sale.

          As of June 30, 1996, the Company owed a principal amount of $19 million under the Repurchase Facility and had Contract shipments in process of $4.9 million, compared to $29 million and $626,000, respectively, as of December 31, 1995. The Repurchase Facility balance was collateralized by $24 million of Contracts as of June 30, 1996.

          During the six-month period ended June 30, 1996, the Company used net cash for operations of $4.4 million, compared to net cash provided by operations of $7.5 million during the six-month period ended June 30, 1995. This decrease in cash provided by operations was primarily due to a net decrease in cash from the acquisition and sales of Contracts held for sale of $6.7 million, and a net increase in accounts receivable of $3.4 million. The Company sold $82 million and acquired $79 million of Contracts and temporarily used corporate cash to fund the acquisition of approximately $5.1 million of Contracts in the six-month period ended June 30, 1996, compared to the six-month period a year earlier in which the Company sold $51 million and acquired $44 million of Contracts and relied on outside financing for all its Contract acquisitions. Additionally, the Company deposited $2.2 million into restricted cash accounts and as credit enhancement reserves during the six-month period ended June 30, 1996 as compared to $62,000 during the same period in 1995.

          The net cash provided by investing activities was $1.6 million during the six-month period ended June 30, 1996, compared to $928,000 in the six-month period ended June 30, 1995. This increase in cash provided was primarily due to collections associated with a larger balance of Subordinated Securities, net of an increased balance of Contracts held for investment (non-performing delinquent Contracts) owned by the Company as of June 30, 1996.

          The net cash provided by financing activities was $2.8 million for the six-month period ended June 30, 1996, compared to net cash used of $8.0 million for the six-month period ended June 30, 1995. The increase in cash provided by financing activities was primarily due to net cash of $12.6 million raised in the Company's initial public offering and $1.0 million from the issuance of Preferred Stock, net of $7.0 million used to partially pay-down the outstanding balance of the NIM facility. Additionally, the Company reduced the balance of the Repurchase Facility by $6.2 million in the six-month period ended June 30, 1996 compared to $12.1 million in the same period a year earlier.

          The Company has financed its acquisition of Contracts primarily through the Repurchase Facility. Cargill finances 100% of the purchase price of the Contracts under the Repurchase Facility. The Company has also used the proceeds of the NIM Facility to finance credit enhancement and securitization expenses arising from the issuance of asset-backed securities and for working capital. A breach under either the Repurchase Facility or the NIM Facility could prohibit the Company from obtaining financing under both of the facilities and would require the Company to obtain an alternative source of financing or limit its purchase of Contracts.

     Interest Rate Risk Management
     -----------------------------
          The Company's hedging plan includes the sale of futures contracts of two-year Treasury securities. These sales are made by the Company in amounts which generally correspond to the principal amount of expected sales of asset-backed securities. The market value of future contracts responds inversely to changes in the value of the Contracts. Gains and losses relative to these hedging transactions are deferred and recognized at the time of securitization as an adjustment to the gain or loss on sale. The Company recognized net gains on the hedging program of $20,000 during the six-month period ended June 30, 1996 as compared to net losses of $682,000 during the six-month period ended June 30, 1995. As of June 30, 1996, the Company had unrealized losses under the hedging program of $49,000.

          At any point in time, the portfolio may be partially or fully hedged. As of June 30, 1996, the Company owned $24 million of Contracts and maintained a $20 million hedge position.

     Current Accounting Issues
     -------------------------
          In June of 1996, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 125). SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities These standards are based on consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.
     SFAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable. It also requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interest, if any, based on their relative fair values at the date of the transfers. SFAS 125 includes specific provisions to deal with servicing assets or liabilities. SFAS 125 will be effective for transactions occurring after December 31, 1996. It is not anticipated that the financial impact of this statement will have material effect on the Company.

                                   INDEX

                      ACC CONSUMER FINANCE CORPORATION

                                                                  Page
     PART I - FINANCIAL INFORMATION
     ------------------------------

          ITEM 1:   FINANCIAL STATEMENTS (UNAUDITED)

               Condensed consolidated balance sheets as of
                    June 30, 1996 and December 31, 1995


               Condensed consolidated statements of
                    operations for the three months
                    and six months ended
                    June 30, 1996 and June 30, 1995


               Condensed consolidated statements of
                    cash flows for the six months ended
                    June 30, 1996 and June 30, 1995

               Notes to condensed consolidated financial
                    statements

     ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS
                    OF OPERATIONS

     PART II - OTHER INFORMATION
     ---------------------------

          ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

               a.   Reports on Form 8-K
                    -------------------

               There were no reports on Form 8-K filed during the quarter ended June 30, 1996.

               b.   Exhibits
                    --------

               Exhibit 11 - Computation of Weighted Average Shares
                            Outstanding
               Exhibit 27 - Financial Data Schedule

                                 SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ACC CONSUMER FINANCE CORPORATION


     Date:  August 2, 1996        By /s/ Rocco Fabiano
                                      -----------------------------
                                      Rocco Fabiano
                                      Chief Executive Officer


     Date:  August 2, 1996        By /s/ Rellen Stewart
                                      -----------------------------
                                      Rellen Stewart
                                      Chief Financial Officer


     Date:  August 2, 1996        By /s/ Shaemus Garland
                                      -----------------------------
                                      Shaemus Garland
                                      Controller

     No.            Description                                   Page
     -----------------------------------------------------------------

     11             Computation of Weighted Average Shares
                    Outstanding                                    31

     27             Financial Data Schedule                        34

                                                                                     Exhibit 11
                                  ACC Consumer Finance Corporation
                             Computation of Weighted Shares Outstanding


                                                  Three Months Ended June 30,
                                             1996                             1995
                                   ------------------------------------------------------------
                        Issue                       Fully                           Fully
                        Date       Primary          Diluted         Primary         Diluted
                        --------   -------          -------         -------         -------
     Shares
     Outstanding at
     Beginning of
     Period                        $6,292,478       $6,292,478      $5,298,717      $5,298,717

     Convertible
     Preferred Stock
     Warrants
       Treasury Stock
       Method           7/15/93        --               --             398,710         398,710

     Common Stock       5/22/96       857,143          857,143          --              --

     Employee Stock
     Options
       Treasury Stock
       Method           11/30/96       --               20,685          --              --

     Subsequent
     Options
       Treasury Stock
       Method           1/23/96         7,777           10,410          --              --
                                   ----------       ----------      ----------      ----------





     Weighted Average
     Shares at End of
     Period
                                    7,157,398        7,180,716       5,697,427       5,697,427
                                   ==========       ==========      ==========      ==========


                                                   Six Months Ended June 30,
                                             1996                             1995
                                   ------------------------------------------------------------
     Shares
     Outstanding at
     Beginning of
     Period                        $6,110,479       $6,110,479      $5,033,343      $5,033,343

     Series B
     Preferred Stock
       As if Converted
       date of
       Issuance
                        3/28/95        --               --             137,819         137,819

     Convertible
     Preferred Stock
     Warrants
       Treasury Stock
       Method           7/15/93        --               --             199,355         199,355

     Series C
     Preferred Stock
       As if converted
       from Beginning
       of all Periods
       Presented (SAB
       No. 83)          1/15/96       181,999          181,999          --              --

     Common Stock       5/22/96       428,571          428,571          --              --





     Employee Stock
     Options
       Treasury Stock
       Method           11/30/96       --               10,342          --              --

     Subsequent
     Options
       Treasury Stock
       Method           1/23/96         3,889            5,205          --              --
                                   ----------       ----------      ----------      ----------
     Weighted Average
     Shares at End of
     Period
                                    6,724,938        6,736,596       5,370,517       5,370,517
                                   ==========       ==========      ==========      ==========
