Form 10-Q
period 1996-09-30
ACC CONSUMER FINANCE CORP
filed 1996-10-28
CIK 1002760

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 1996

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to
       ___________

                           Commission File No. 0-27268


                        ACC CONSUMER FINANCE CORPORATION
                       ----------------------------------
             (Exact Name of Registrant as Specified in its Charter)

a Delaware corporation                           33-0682821
------------------------------               --------------------
(State or Other Jurisdiction of              (I.R.S. Employer
Incorporation or Organization)               Identification No.)


                       12750 High Bluff Drive, Suite 320
                           San Diego, California 92130
                    (Address of Principal Executive Offices)

Registrant's telephone number, including area code: (619) 793-6300

                                    NO CHANGE
                                ------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past ninety days.  Yes  x     No
                                            ----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock: 8,292,478 $.001 par value common stock as of September 30, 1996.

                            Exhibit Index on Page 24

                        ACC Consumer Finance Corporation
                      Condensed Consolidated Balance Sheets

                                      September 30, 1996     December 31, 1995
                                      ------------------     -----------------
                                          (unaudited)
ASSETS
 Cash and Cash Equivalents                       $    106,494   $    120,672
 Restricted Cash                                    1,426,361      1,032,683
 Credit Enhancement Cash Reserve                    7,194,382      4,052,524
 Installment Contracts Held-for-Sale, Net (2)      24,990,322     28,187,778
 Installment Contracts
     Held-for-Investment, Net (3)                     330,120        509,388

 Interest Receivable                                  320,694        386,673
 Asset-Backed Securities (4)                        8,250,907      3,910,080
 Excess Servicing Receivables (5)                  11,862,618      5,590,878
 Accounts Receivable                                4,014,471      1,423,112
 Fixed Assets, Net                                    965,067        842,016
 Repossessed Vehicles                                 227,675        211,619
 Prepaid Expenses                                     322,458        427,456
 Other Assets                                         289,938        214,059
                                                 ------------   ------------
    Total Assets                                 $ 60,301,507   $ 46,908,938
                                                 ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
 Repurchase Facility, Net                        $ 26,328,645   $ 29,708,252
 Amount Due to Bank                                 2,105,633      1,537,290
 Other Borrowings                                   3,884,986      7,439,597
 Tax Liability                                      2,189,290        123,909
 Lease Liability                                      383,165        519,486
 Accounts Payable and Accrued Liabilities           2,749,002      1,295,604
                                                 ------------   ------------
    Total Liabilities                              37,640,721     40,624,138

Redeemable Preferred Stock, $.001 Par Value,
 Authorized 182,282 Shares
  Series A - 162,831 Shares Issued and
     Outstanding at December 31, 1995
  Series B - 11,538 Shares Issued and
     Outstanding at December 31, 1995
  Series C - 0 Shares Issued and
     Outstanding at December 31, 1995                    --        6,279,049
                                                 ------------   ------------
     Total Redeemable Preferred Stock                    --        6,279,049

                        ACC Consumer Finance Corporation
                      Condensed Consolidated Balance Sheets
                                  (Continued)

                                      September 30, 1996     December 31, 1995
                                      ------------------     -----------------
                                          (unaudited)


Shareholders' Equity
 Preferred Stock, $.001 Par Value,
    Authorized 1,817,718 Shares
 Common Stock, $.001 Par Value, Authorized
    18,000,000, 8,292,478 and 2,099,992 Shares
    Issued and Outstanding as of September 30,
    1996 and December 31, 1995, Respectively            8,292          2,100
 Additional Paid-in Capital                        19,908,328        117,464
 Retained Earnings (Accumulated Deficit)            2,744,166       (113,813)
                                                 ------------   ------------
    Total Shareholders' Equity                     22,660,786          5,751
Commitments and Contingencies

    Total Liabilities and Shareholders' Equity   $ 60,301,507   $ 46,908,938
                                                 ============   ============




























     See accompanying notes to condensed consolidated financial statements.

                        ACC Consumer Finance Corporation
                 Condensed Consolidated Statements of Operations
                                        Three Months Ended                 Nine Months Ended
                                           September 30,                      September 30,
                                     ------------------------------      -------------------------
                                            1996             1995            1996          1995
                                           ------           ------          -------        -----
                                          (unaudited)    (unaudited)      (unaudited)   (unaudited)
INTEREST INCOME
 Interest Income                         $  2,291,626    $  1,840,512    $  6,576,043    $  6,373,575
 Interest Expense                            (996,913)       (980,104)     (3,246,726)     (3,432,726)
                                         ------------    ------------    ------------    ------------
   Net Interest Income                      1,294,713         860,408       3,329,317       2,940,849

CONTRACT LOSSES
 Provision for Contract Losses (3)           (241,514)       (289,842)       (590,298)       (300,190)
                                         ------------    ------------    ------------    ------------
 Net Interest Income after
 Provision for Contract Losses              1,053,199         570,566       2,739,019       2,640,659

OTHER INCOME
 Servicing and Ancillary  Fees (5)          1,476,779         487,313       3,288,526         988,030
 Gain on Sale of Contracts (5)              3,830,825       1,890,600      10,415,434       5,804,077
                                         ------------    ------------    ------------    ------------
   Total Other Income                       5,307,604       2,377,913      13,703,960       6,792,107
   Total Income                             6,360,803       2,948,479      16,442,979       9,432,766

EXPENSES
 Personnel                                  2,066,295       1,314,507       5,907,831       3,904,851
 General and Administrative                 1,001,964         563,624       2,742,914       1,668,097
 Servicing                                    438,965         123,299       1,197,081         287,533
 Occupancy and Equipment                      138,238          97,941         351,745         268,008
 Depreciation and Amortization                117,015          79,104         325,975         199,587
                                         ------------    ------------    ------------    ------------
   Total Expenses                           3,762,477       2,178,475      10,525,546       6,328,076

 Income Before Taxes                        2,598,326         770,004       5,917,433       3,104,690
 Income Tax Expense                         1,091,000         282,380       2,485,000         317,380
                                         ------------    ------------    ------------    ------------
 Net Income                              $  1,507,326    $    487,624    $  3,432,433    $  2,787,310
                                         ============    ============    ============    ============
Preferred Stock Dividends                $       --      $     54,819    $    116,818    $    151,641
                                         ============    ============    ============    ============
Net Income Available to
 Common Shareholders                     $  1,507,326    $    432,805    $  3,315,615    $  2,635,669
                                         ============    ============    ============    ============
Primary Net Income per Common Share
 and Common Share Equivalent             $       0.18    $       0.08    $       0.47    $       0.51
                                         ============    ============    ============    ============
Fully Diluted Net Income per Common
 Share and Common Share Equivalent       $       0.18    $       0.08    $       0.47    $       0.48
                                         ============    ============    ============    ============



                        ACC Consumer Finance Corporation
                 Condensed Consolidated Statements of Operations
                                  (Continued)

                                        Three Months Ended                 Nine Months Ended
                                           September 30,                      September 30,
                                     ------------------------------      -------------------------
                                            1996             1995            1996          1995
                                           ------           ------          -------        -----
                                          (unaudited)    (unaudited)      (unaudited)   (unaudited)

Shares Used in Computing Primary Net
 Income Per Common Share and
 Common Share Equivalent                    8,330,699       5,783,757       7,268,215       5,508,795
                                         ============    ============    ============    ============

Shares Used in Computing Fully Diluted
 Net Income Per Common Share and
 Common Share Equivalent                    8,346,834       5,835,593       7,303,038       5,823,893
                                         ============    ============    ============    ============


















     See accompanying notes to condensed consolidated financial statements.


                        ACC Consumer Finance Corporation
                 Condensed Consolidated Statements of Cash Flows
                                                               Nine Months Ended September 30,
                                                                    1996             1995
                                                                    ----             ----
                                                                  (unaudited)    (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                                   $  3,432,433    $  2,787,310
    Adjustments to Reconcile Net Income to Net Cash
     (Used In) Provided By Operating Activities:
        Gain on Sale of Contracts                                 (10,415,434)     (5,804,077)
        Amortization and Depreciation                               3,848,411       1,204,369
        Provision for Contract Losses                                 590,298         300,190
        Net Cash Deposited  into Restricted Accounts               (3,535,536)     (1,337,308)
    Changes in Operating Assets:
        Net (Increase) Decrease in Contracts Held-for-Sale         (3,361,640)      5,519,641
        Interest Receivable                                            65,979         202,773
        Accounts Receivable                                        (2,591,359)     (1,433,488)
        Other Assets                                                  (98,206)       (186,507)
        Prepaid Expenses                                              104,998        (334,587)
    Changes in Operating Liabilities:
        Accounts Payable and Accrued Liabilities                    3,518,779       1,177,559
                                                                 ------------    ------------
           Net Cash (Used In) Provided By Operating Activities     (8,441,277)      2,095,875

CASH FLOWS FROM INVESTING ACTIVITIES
    Net Increase in Contracts Held-for-Investment                    (677,106)        (73,883)
    Principal Paydowns of Asset-Backed Securities                   1,790,081         345,153
    Proceeds from Liquidation of Repossessed Vehicles               1,469,550       1,311,786
    Purchases of Fixed Assets, Net                                   (385,703)       (511,175)
                                                                 ------------    ------------
          Net Cash Provided By Investing Activities              $  2,196,822    $  1,071,881

CASH FLOWS FROM FINANCING ACTIVITIES
    Net Decrease in Repurchase Facility                          $ (3,472,562)   $(10,705,491)
    Increase in Other Borrowings                                    3,327,264       8,936,556
    Repayment of Other Borrowings                                  (7,000,000)     (2,500,000)
    Net (Decrease) Increase in Capital Leases                        (136,321)        265,610
    Increase in Amount Due to Bank                                    568,343         977,681
    Net Proceeds from Issuance of Common Stock                     12,517,012            --
    Net Proceeds from Issuance of Preferred Stock                   1,000,995       1,920,672
    Payment of Preferred Stock Dividends                             (574,454)           --
                                                                 ------------    ------------
        Net Cash Provided By (Used In) Financing Activities         6,230,277      (1,104,972)

    (Decrease) Increase in Cash and Cash Equivalents                  (14,178)      2,062,784
    Cash and Cash Equivalents at Beginning of Period                  120,672         143,833
                                                                 ------------    ------------
        Cash and Cash Equivalents at End of Period               $    106,494    $  2,206,617
                                                                 ============    ============



                        ACC Consumer Finance Corporation
                 Condensed Consolidated Statements of Cash Flows
                                  (Continued)

                                                               Nine Months Ended September 30,
                                                                    1996             1995
                                                                    ----             ----
                                                                  (unaudited)    (unaudited)

SUPPLEMENTAL DISCLOSURE
    Interest Paid                                                $  2,990,814    $  3,336,911
                                                                 ============    ============
    Taxes Paid                                                   $    419,619    $     42,091
                                                                 ============    ============
    Non-cash Conversion of  Preferred Stock                      $  7,280,044    $       --
                                                                 ============    ============
    Transfers of Contracts Held-for-Sale
     to Asset-Backed Securities                                  $  5,803,000    $  3,385,284
                                                                 ============    ============
    Transfers of Contracts Held-for-Investment
     to Repossessed Automobiles                                  $  1,485,606    $  1,449,288
                                                                 ============    ============
    Transfers of Contracts Held-for-Investment to
     Contracts Held-for-Sale                                     $    986,196    $ 38,862,581
                                                                 ============    ============
    Transfers of Contracts Held-for-Sale to Contracts
     Held-for-Investment                                         $  2,205,726    $  2,972,453
                                                                 ============    ============























     See accompanying notes to condensed consolidated financial statements.

                        ACC CONSUMER FINANCE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED
                           SEPTEMBER 30, 1996 AND 1995

(1)  BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of ACC Consumer Finance Corporation (ACC) and its wholly-owned subsidiaries, OFL-A Receivables Corp. (OFL-A) and ACC Receivables Corp. (Receivables) (collectively, the Company). All material intercompany accounts and transactions have been eliminated. The condensed consolidated financial statements as of September 30, 1996, and for the three-month and nine-month periods ended September 30, 1996, and 1995, are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results in the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1995. The results of operations for the three-month and nine-month periods ended September 30, 1996, are not necessarily indicative of the results for the entire year ending December 31, 1996.

In May 1996, the Company sold in an initial public offering 2,000,000 shares of its Common Stock which generated net proceeds of approximately $12.5 million. The proceeds were used to partially pay-down the NIM Facility (included in Other Borrowings), temporarily reduce advances on the Repurchase Facility, and for other general corporate purposes. In addition, each share of the Company's redeemable Preferred Stock automatically converted into 23 shares of Common Stock upon consummation of the offering. Total cumulative dividends of $574,454 were paid to the holders of the redeemable Preferred Stock subsequent to conversion.

(2)  INSTALLMENT CONTRACTS HELD-FOR-SALE

Installment Contracts held for sale are summarized as follows:

                                  Sept. 30, 1996       Dec. 31, 1995
                                 ----------------    ------------------
Principal Balance                $ 25,996,221          $ 29,517,717
Purchase Discount                  (1,321,512)           (1,161,892)
Deferred Expenses/(Net Fees) .        276,512              (392,889)
Unrealized Hedge Loss                  39,101               224,842
                                 ------------          ------------
                                 $ 24,990,322          $ 28,187,778
                                 ============          ============

In addition to the Contracts owned by the Company, the Company serviced $183 million and $87 million of Contracts for others as of September 30, 1996, and December 31, 1995, respectively. The Company services Contracts for borrowers residing in approximately 40 states, with the largest concentrations of Contracts in California, Texas, Florida and Pennsylvania. An economic slowdown or recession or a change in the regulatory or legal environment in one or more of these states could have a material adverse effect on the performance of the Company's existing servicing portfolio and on its Contract purchases.

                        ACC CONSUMER FINANCE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(3)  INSTALLMENT CONTRACTS HELD-FOR-INVESTMENT

Contracts held-for-investment represent Contracts that are ineligible for sale primarily due to their delinquent status. The held-for-investment Contracts are also subject to the terms of the Repurchase Facility and are held by a custodian until they are repurchased. The Contracts held-for-investment are comprised of the following:

                                 Sept. 30, 1996     Dec. 31, 1995
                               -----------------  -----------------
Principal Balance              $   750,000          $ 1,040,695
Purchase Discount                  (37,857)             (40,727)
Deferred Expenses/(Net Fees)         7,977              (13,772)
Allowance for Losses              (390,000)            (476,808)
                               -----------          -----------
                               $   330,120          $   509,388
                               ===========          ===========

The Company maintains an allowance for Contract losses based on the outstanding principal balance of Contracts held-for-investment. A summary of the activity in the allowance for Contract losses is as follows:

                         Three-Month Period              Nine-Month Period
                           Ended Sept. 30,                 Ended Sept. 30,
                    --------------------------       --------------------------
                       1996           1995           1996            1995
                    ----------    ------------    -----------    -----------
Beginning Balance   $   371,008    $   962,504    $   476,808    $ 1,181,004
 Provision              241,514        289,842        590,298        300,190
 Charge-offs           (281,622)      (804,872)      (823,079     (1,018,820)
 Recoveries              59,100         28,175        145,973         13,275
                    -----------    -----------    -----------    -----------
Ending Balance      $   390,000    $   475,649    $   390,000    $   475,649
                    ===========    ===========    ===========    ===========

(4)  ASSET-BACKED SECURITIES

In connection with the securitizations, the Company retained Subordinated Securities representing 5% of the principal balance of the Contracts sold. The Subordinated Securities have pass-through rates ranging from 5.95% to 6.90%. These securities are currently valued at a discount to yield approximately 13% to 14%. The Subordinated Securities are as follows:

                                 September 30, 1996        December 31, 1995
                                ----------------------  -----------------------
                                Carrying      Fair        Carrying     Fair
                                  Value       Value         Value     Value
                                --------      -----        --------   ------

Total Asset-Backed Securities   $8,250,907  $8,713,000  $3,910,080  $4,251,000
                                ==========  ==========  ==========  ==========

                        ACC CONSUMER FINANCE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


(5)  EXCESS SERVICING RECEIVABLES

The Company has created Excess Servicing Receivables ("ESRs") as a result of the sale of Contracts in the Asset-Backed Securitization program. ESRs are determined by computing the present value of the excess of the weighted average coupon on the Contracts sold (ranging from 19.77% to 20.62%) over the sum of:
(i) the coupon on the senior bonds (ranging from 5.95% to 6.90%), (ii) a base servicing fee paid to the Company (ranging from 3.00% to 3.15%) and (iii) the charge-offs expected to be incurred on the portfolio of Contracts sold. For purposes of the projection of the excess servicing cash flows, the Company currently assumes that the principal and interest of charge-offs on the sold portfolios will cumulatively approximate 11% of the original principal of the Contracts sold, over the life of the portfolio. Further, the Company uses an estimated average Contract life of 1.5 to 1.8 years. The cash flows expected to be received by the Company, before expected losses, are then discounted at a market interest rate that the Company believes an unaffiliated third-party purchaser would require as a rate of return on such a financial instrument. Expected losses are discounted using a rate equivalent to the risk-free rate which is equivalent to the rate earned on securities rated AAA or better with a duration similar to the underlying Contracts. This results in an effective overall discount rate of approximately 15%. The excess servicing cash flows are only available to the Company to the extent that there is no impairment of the credit enhancements established at the time the Contracts are sold. ESRs are amortized using the interest method and are offset against servicing and ancillary fees. To the extent that the actual future performance results are different from the excess cash flows the Company estimated, the Company's ESRs will be adjusted quarterly with corresponding adjustments made to income in that period.

In connection with the valuation of ESRs, the Company projects loan losses in the pool of Contracts which effectively represents the estimated undiscounted recourse loss allowance offset with the ESRs. As of September 30, 1996, the estimated undiscounted recourse loss allowance embedded in the ESRs, excluding accrued interest, was $15.5 million. This recourse loss allowance represents 8.5% of the Contracts serviced (excluding owned Contracts) of $183 million as of September 30, 1996.

A summary of the activity in ESRs is as follows:

                                Nine-Months Ended       Year Ended
                                  Sept. 30, 1996       Dec. 31, 1995
                                -----------------    -----------------

Beginning Balance                $  5,590,878          $       --
Additions from Securitizations      9,952,000            7,700,699
Amortization                       (3,680,260)          (2,109,821)
                                 ------------           ----------

Ending Balance                   $ 11,862,618          $  5,590,878
                                 ============          ============

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         From the inception of the Company on July 15, 1993, through April 30, 1995, the primary source of revenue for the Company was net interest income on the Contracts owned by the Company. In May 1995, the Company initiated an asset-backed securitization program by which the Company sells its Contracts and retains subordinate asset-backed securities ("Subordinated Securities") and excess servicing receivables ("ESRs"). The first securitization, ACC Auto Grantor Trust 1995-A (the "1995-A Transaction"), was completed effective May 1, 1995. Since that transaction, the Company has completed four additional securitizations , the last one of which closed in September 1996. To date, the Company has sold $232 million of Contracts through asset securitizations. Since initiation of the asset-backed securitization program, the Company's earnings have been increasingly attributable to the gains recognized on the sale of the Contracts. In addition, servicing revenues are expected to comprise a greater percent of the Company's revenues as a result of the growth of the servicing portfolio. In contrast, interest income is expected to be a declining portion of total revenues.

         In May 1996, the Company sold in an initial public offering 2,000,000 shares of its Common Stock (the "Offering") which generated net proceeds of approximately $12.5 million. The proceeds were used to partially pay-down the NIM Facility, temporarily reduce advances on the Company's warehouse facility (the "Repurchase Facility") and for other general corporate purposes. In addition, each share of the Company's redeemable Preferred Stock automatically converted into 23 shares of Common Stock upon consummation of the Offering. Total cumulative dividends of $574,454 were paid to the holders of the redeemable Preferred Stock subsequent to conversion.

RESULTS OF OPERATIONS

THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1996, COMPARED TO THE
THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1995

         During the three-month period ending September 30, 1996, income before taxes increased to $2.6 million compared to $770,000 in the same period in the prior year. This increase is primarily due to increases in the gain on sale of Contracts and servicing and ancillary fees totaling $2.9 million which resulted from the sale of $49 million of Contracts and the servicing for others of an average balance of $166 million of Contracts during the quarter ended September 30, 1996, compared to $25 million sold and $59 million serviced during the same period in 1995. Partially offsetting these increases was an increase in operating expenses of $1.6 million as a result of the Company's expanded purchasing and servicing operations. The Company reported net income of $1.5 million for the three-month period ended September 30, 1996, compared to $488,000 for the three-month period ending September 30, 1995.

         NET INTEREST INCOME. The Company generated approximately $1.3 million of net interest income during the three-month period ended September 30, 1996, compared to $860,000 earned in the three-month period ended September 30, 1995. The principal source of the Company's net interest income was the net yield on Contracts (yield on the Contracts less the cost of the Repurchase Facility) which amounted to $881,000 during the three-month period ended September 30, 1996, compared to $736,000 for the three-month period ended September 30, 1995.

This increase resulted from a lower average balance of Contracts owned off-set by a higher net yield on Contracts in the three-month period ended September 30, 1996, as compared to the same period in 1995. The yield on Contracts increased to 22.4% and the average rate paid on the Repurchase Facility decreased to 8.7% in the three-month period ending September 30, 1996, compared to 19.0% and 8.9%, respectively, in the three-month period ended September 30, 1995. During the three-month period ending September 30, 1996, the Company earned interest income of $567,000 on asset-backed securities and cash balances held in restricted accounts and as credit enhancement cash reserves, compared to $257,000 in the three-month period ended September 30, 1995. The company recognized interest expense on other borrowings and leases of $154,000 in the three-month period ended September 30, 1996, compared to $133,000 in the three-month period a year earlier.

         CONTRACT LOSS PROVISION. The Company recorded a provision for Contract losses of $242,000 for the three-month period ended September 30, 1996, compared to $290,000 for the three-months ended September 30, 1995. The allowance for Contract losses is maintained at a level deemed by management to be adequate to provide for losses in the held-for-investment portfolio

         SERVICING REVENUES. The Company recorded $3.3 million of servicing and ancillary fees during the nine-month period ended September 30, 1996, compared to $988,000 for the nine-month period ended September 30, 1995. This substantial increase in servicing revenues arose from an increase in the average size of the portfolio of Contracts serviced for others to $133 million during the nine-month period ending September 30, 1996, as compared to $30 million during the same period in 1995. Until the completion of the 1995-A Transaction in May 1995, the Company did not service Contracts for others and recognized no servicing revenue. Future servicing revenues could be adversely affected if the level of charge-offs and prepayments in any pool of Contracts sold exceeds the Company's estimate of such levels at the time of sale of such Contracts in asset-backed securities.

         GAIN ON SALE OF CONTRACTS. The Company recognized a gain on sale of $10.4 million on the sale of $131 million of Contracts sold in connection with the 1996-A Transaction, 1996-B Transaction and 1996-C Transaction during the nine-month period ended September 30, 1996, compared to the Company recognized a gain of $1.9 million, representing 7.6% of the $25 million of Contracts sold in connection with the 1995-B Transaction. See note 5 of the Notes to Condensed Consolidated Financial Statements for the methodology for calculating the gain on sale.

         OPERATING EXPENSES. The Company reported operating expenses of $3.8 million during the three-month period ended September 30, 1996, compared to $2.2 million for the three-month period ended September 30, 1995. The increase in expenses reflected the growth in the amount of Contracts purchased and serviced by the Company. The operating expense ratio (annualized operating expenses as a percentage of the average Contracts owned and serviced) improved to 7.9% for the three-month period ended September 30, 1996, from 9.8% for the three-month period ended September 30, 1995.

         Personnel expenses for the three-month period ended September 30, 1996, were $2.1 million compared to $1.3 million during the three-month period ended September 30, 1995. Personnel expenses consisted primarily of salaries and wages, performance incentives, employee benefits and payroll taxes. The overall increase in personnel expenses is a result of an increase in the Company's full-time employees from 121 as of September 30, 1995 to 198 as of September 30, 1996.

         The Company's general and administrative expenses increased to $1.0 million for the three-month period ended September 30, 1996, from $564,000 for the three-month period ended September 30, 1995. These expenses consisted primarily of telecommunications expenses, travel expenses, marketing expenses, professional fees, insurance expenses, credit bureau expenses and management information systems expenses. The increase in general and administration expenses reflected the substantial expansion of the Company's operations.

         Servicing expenses increased to $439,000 for the three-month period ended September 30, 1996, compared to $123,000 for the three-month period ended September 30, 1995 due to the substantial growth of the Company's total servicing portfolio. These expenses consisted primarily of out-of-pocket collection, repossession and liquidation expenses.

         Occupancy and equipment expenses increased to $138,000 for the three-month period ended September 30, 1996, from $98,000 for the three-month period ended September 30, 1995. The increase in occupancy and equipment expenses generally reflected the expansion of its headquarters office space and its regional operations since September 30, 1995. The Company expects its occupancy and equipment expenses to increase as the Company expands its headquarters facility to accommodate growth in servicing.

         INCOME TAXES. For the three-month period ended September 30, 1996, the effective tax rate was 42% compared to 37% for the three-month period ended September 30, 1995.

RESULTS OF OPERATIONS

THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1996, COMPARED TO THE
NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1995

         During the nine-month period ended September 30, 1996, income before taxes increased to $5.9 million compared to $3.1 million for the same period in the prior year. This increase is primarily due to increases in the gain on sale of Contracts and servicing and ancillary fees totaling $6.9 million which resulted from the sale of $131 million of Contracts and the servicing for others of an average balance of $133 million of Contracts during the nine-month period ended September 30, 1996, compared to $76 million sold and $30 million serviced during the same period in 1995. Partially offsetting these increases was an increase in operating expenses of $4.2 million as a result of the Company's expanded purchasing and servicing operations. The Company reported net income of $3.4 million during the nine-month period ended September 30, 1996, compared to $2.8 million for the nine-month period ended September 30, 1995.

         NET INTEREST INCOME. The Company generated approximately $3.3 million of net interest income during the nine-month period ended September 30, 1996, compared to $2.9 million in the nine-month period ended September 30, 1995. The principal source of the Company's net interest income was the net yield on Contracts (yield on Contracts less the cost of the Repurchase Facility) which amounted to $2.7 million during the nine-month period ended September 30, 1996, compared to $2.4 million during the nine-month period ended September 30, 1995. This small increase resulted from a lower average balance of Contracts owned offset by higher net yield in the nine-month period ended September 30, 1996, compared to the same period in 1995. The yield on Contracts increased to 21.8% and the average rate on the Repurchase Facility decreased to 8.7% in the nine-month period ended September 30, 1996, compared to 19.5% and 9.4%, respectively, in the nine-month period ended September 30, 1995. During the nine-month period ended September 30, 1996, the Company earned interest income of $1.3 million on asset-backed securities and cash balances held in restricted accounts and as credit enhancement cash reserves, compared to $690,000 in the nine-month period ended September 30, 1995. The Company recognized interest expense on other borrowings and leases of $740,000 in the nine-month period ended September 30, 1996 compared to $189,000 in the nine-month period a year earlier.

         CONTRACT LOSS PROVISION. The Company recorded a provision for Contract losses of $590,000 for the nine-month period ended September 30, 1996, compared to $300,000 for the nine-month period ended September 30, 1995. The 1995 provision included a provision for Contract losses of $700,000 and a one-time recapture of $400,000 from the allowance for Contract losses provided for in a prior period on Contracts sold in conjunction with the 1995-A Transaction. The allowance for Contract losses is maintained at a level deemed by management to be adequate to provide for losses in the held-for-investment portfolio.

         SERVICING REVENUES. The Company recorded $3.3 million of servicing and ancillary fees for the nine-month period ended September 30, 1996, compared to $988,000 for the nine-month period ended September 30, 1995. This substantial increase in servicing revenues arose from an increase in the average size of the portfolio of Contracts serviced for others to $133 million during the nine-month period ended September 30, 1996, as compared to $30 million during the same period in 1995. Until the completion of the 1995-A Transaction in May 1995, the Company serviced only owned Contracts and recognized no servicing revenue.

         GAIN ON SALE OF CONTRACTS. The Company recognized a gain of $10.4 million on the sale of $131 million of Contracts in connection with the 1996-A Transaction, 1996-B Transaction and 1996-C Transaction during the nine-month period ended September 30, 1996, compared to $5.8 million on the sale of $76 million of Contracts in connection with the 1995-A Transaction and 1995-B Transaction in the nine-month period ended September 30, 1995. See Note 5 of the Notes to Consolidated Financial Statements for the methodology used to calculate the gain on sale.

         OPERATING EXPENSES. The Company reported operating expenses of $10.5 million during the nine-month period ended September 30, 1996, compared to $6.3 million for the nine-month period ended September 30, 1995. The increase in expenses reflected the growth in the amount of Contracts purchased and serviced by the Company. The operating expense ratio (annualized operating expenses as a percentage of the average Contracts owned and serviced) improved to 8.8% for the nine-month period ended September 30, 1996, from 12.1% during the nine-month period ended September 30, 1995.

         Personnel expenses for the nine-month period ended September 30, 1996, were $5.9 million, compared to $3.9 million during the nine-month period ended September 30, 1995. Personnel expenses consisted primarily of salaries and wages, performance incentives, employee benefits and payroll taxes. The overall increase in personnel expenses reflected the growth of the Company's full-time employees from 121 as of September 30, 1995, to 198 as of September 30, 1996. The Company expects that its number of full-time employees will continue to increase commensurate with the growth of the Company's servicing portfolio.

         The Company's general and administrative expenses increased to $2.7 million for the nine-month period ended September 30, 1996, from $1.7 million for the nine-month period ended September 30, 1995. These expenses consisted primarily of telecommunications expenses, travel expenses, marketing expenses, professional fees, insurance expenses, credit bureau expenses and management information systems expenses. The increase in general and administrative expenses reflected the substantial expansion of the Company's operations.

         Servicing expenses increased to $1.2 million for the nine-month period ended September 30, 1996, compared to $288,000 for the nine-month period ended September 30, 1995, due to the substantial growth of the total servicing portfolio. These expenses consisted primarily of out-of-pocket collection, repossession and liquidation expenses.

         Occupancy and equipment expenses increased to $352,000 for the nine-month period ended September 30, 1996, from $268,000 for the nine-month period ended September 30, 1995. The increase in occupancy and equipment expenses reflected the expansion of its headquarters office space and its regional operations since September 30, 1995. The Company expects its occupancy expenses to increase as the Company expands its headquarters facility to accommodate growth of the Company's operations.

         INCOME TAXES. For the nine-month period ended September 30, 1996, the effective tax rate was 42%, compared to 10.2% for the nine-month period ended September 30, 1995.

CREDIT PERFORMANCE

         The table below provides the Company's historic delinquency experience and amounts in repossession with respect to its gross servicing portfolio (including Contracts owned by the Company and Contracts sold in asset-backed securities) at the dates indicated. All amounts and percentages are based on the full amount remaining to be repaid on each Contract, net of any unearned finance charges.


                             DELINQUENCY EXPERIENCE

                                     Sept. 30,    June 30,   March 31,     Dec. 31,    Sept. 30,
                                      1996         1996        1996          1995         1995
                                     --------     -------    ---------     --------    ---------

Gross Servicing
 Portfolio (000's)                    $209,761    $172,562    $139,969    $117,539    $100,028

Period of Delinquencies (000's)(1):<F1>
      31-60 Days                         6,234       4,827       2,256       3,217       2,620
      61-90 Days                         1,832       1,347       1,010       1,171         838
      91+ Days                           1,088         662         561         608         652
                                      --------    --------    --------    --------    --------
Total Delinquencies (000's)           $  9,154    $  6,836    $  3,827    $  4,996    $  4,110
                                      ========    ========    ========    ========    ========

Total Delinquencies as a Percentage
 of Servicing Portfolio                   4.36%       3.96%       2.73%       4.25%       4.11%

Amount in Repossession (000's)(2)<F2>  $  1,685    $  1,369    $  1,130    $    861    $    755

Amount in Repossession  as a
 Percentage of Servicing Portfolio        0.80%       0.79%       0.81%       0.73%       0.75%

<F1>     (1)      The Company considers a Contract delinquent when an obligor fails to make at least 90% of the contractual payment by the stated due date. The period of delinquency is based upon the number of days payments are contractually past due. Contracts not yet 31 days past due are not considered to be delinquent.

<F2>     (2)      Amount in repossession represents the outstanding principal on
                  Contracts for which vehicles have been repossessed, but not yet liquidated. Beginning with the quarter ended March 31, 1996, the amounts are net of reinstated repossessions.


The table below provides the Company's historic net charge-off experience with respect to its average gross servicing portfolio (including Contracts owned by the Company and Contracts sold in asset-backed securities) during the periods indicated. All amounts and percentages are based on the full amount remaining to be repaid on each Contract, net of any unearned finance charges.


                                           NET CHARGE-OFF EXPERIENCE

                                                            Three Months Ended
                                   Sept. 30,   June 30,    March 31,     Dec. 31,      Sept. 30,
                                    1996         1996        1996          1995           1995

Average Servicing Portfolio (1)<F1>
 Outstanding (000's)               $191,162    $156,266    $128,754    $108,784    $ 89,073

Net Charge-offs
  (000's)(2)(3)(4)<F2> <F3> <F4>   $  2,227    $  1,329    $  1,417    $  1,233    $    851

Annualized Net Charge-offs
 as a Percentage of
 Average Servicing Portfolio           4.66%       3.40%       4.40%       4.53%       3.82%

<F1>     (1)      Average of receivables outstanding as of the beginning and the end of the period.

<F2>    (2)      Charge-off amounts exclude the effect of accrued interest, discounts paid by the dealers and potential recoveries from legal proceedings against borrowers.

<F3>     (3)      Net charge-offs are net of recoveries and include the
                  remaining Contract balance at time of charge-off. In the case of repossession, net charge-offs include the remaining
                  Contract balance at the time of repossession less liquidation proceeds (for disposed vehicles), NADA wholesale value (for vehicles repossessed but not sold) or claims receivable under the Company's vendor single interest insurance policy. Net charge-offs do not include repossessions that are less than 120 days delinquent and are not yet charged-off.

<F4>     (4)      For the periods reflected in the table, the Company reduced its charge-offs by an aggregate of $986,000 and paid total premiums of $582,000 in connection with VSI policy.

         The management of the Company believes that the payment practices of Non-Prime Borrowers are partially a function of the time of year. Since Non-Prime Borrowers typically have low disposable incomes, they tend with more frequency to become late in payments on their Contracts during the early winter months, when the holiday season generates competing demands for their limited disposable income and when these borrowers encounter weather-related work slow-downs. As a result, if all other factors are equal, management expects delinquencies to be highest in the fourth calendar quarter.





ALLOWANCE FOR LOSSES

         The Company maintains an allowance for losses on Contracts that are held-for-investment. The Company determines an allowance for Contract losses based on an estimate of the losses inherent in the held-for-investment portfolio, including estimates of the frequency of defaults for various delinquency ranges and the expected average severity of losses on these defaults. The allowance for Contract losses as of September 30, 1996, was $390,000, or 52% of the Contracts held-for-investment. As of December 31, 1995, the allowance for Contract losses was $477,000, or 46% of the Contracts held-for-investment.

         In connection with the valuation of the ESRs, the Company projects loan losses in the pool of Contracts which effectively represent the estimated undiscounted recourse loss allowance contained within the valuation of the ESRs. As of September 30, 1996, the estimated undiscounted recourse loss allowance embedded in the ESRs (excluding accrued interest) was $15.5 million. The combined allowance for losses on Contracts held-for-investment and the recourse loss allowance embedded in the ESRs was 7.6% of the Contracts serviced as of September 30, 1996, as compared to 6.4% at December 31, 1995.

         Since January 1, 1995, the Company has maintained, at its own expense, vendor single interest ("VSI") insurance that protects the Company's interest in the collateral against uninsured physical damaged (including total loss) and skips. From January 1, 1995, through September 30, 1996, the Company's recoveries on its VSI insurance reduced its net charge-offs by $1.1 million and the total premiums paid by the Company were $712,000. The Company has been notified by its current carrier that it does not intend to offer a renewal of the existing policy and the Company may elect to discontinue VSI insurance when its current policy expires on December 31, 1996. This could result in certain modifications to the requirements for the credit enhancement cash reserves for the asset securitizations, which could delay the Company's receipt of cash from such reserves.

FINANCIAL CONDITION AND LIQUIDITY

         The Company's financing needs are primarily driven by two factors. First, the Company requires working capital to fund its operating expenses because the net interest income earned on the Contracts owned by the Company is restricted and not available for general operating purposes. Second, the securitization program is capital intensive as the Company must fund credit enhancement and securitization expenses. The Company expects to have an ongoing need for cash to support the securitization program. This need may exceed the amount of the net proceeds of the offering. The Company may preserve its right to borrow under the NIM Facility until May 1998, in the event its cash requirements exceed the net proceeds of the offering and its other cash resources. Further, OFL-A and Receivables generate substantially all of the cash income of the Company (from the ESRs and Subordinated Securities), as well as all the secured financing (from the Repurchase Facility and NIM Facility). ACC's only substantial source of cash comes from fees generated from servicing Contracts pledged to Cargill in conjunction with the Repurchase Facility and Contracts sold in conjunction with asset-backed securitizations. Because ACC is responsible for virtually all operating expenses, cash infusions from its subsidiaries are required regularly. These cash infusions are recognized as intercompany loans and are eliminated during consolidation of the financial statements of the Company.




         The Company reported total assets of $60 million as of September 30, 1996, compared to $47 million as of December 31, 1995. These assets consisted primarily of Contracts held-for-sale, Subordinated Securities, ESRs and credit enhancement cash reserves.

         The Company had $106,000 of cash and cash equivalents as of September 30, 1996, compared to $121,000 as of December 31, 1995. The Company also had $8.6 million in cash balances held in restricted bank accounts and in credit enhancement cash reserves as of September 30, 1996, compared to $5.1 million as of December 31, 1995.

         The Company owned net Contracts of $25 million as of September 30, 1996, compared to $29 million as of December 31, 1995. During the nine-month period ended September 30, 1996, the Company acquired $132 million of Contracts and sold $131 million of Contracts in the 1996-A Transaction, 1996-B Transaction and 1996-C Transaction. The average discount and the weighted average coupon on the Contracts acquired during the nine-month period ended September 30, 1996, were 4.8% and 20.7%, respectively.

         As of September 30, 1996, the Company owned $11.9 million of ESRs and $8.3 million of Subordinated Securities, compared to $5.6 million and $3.9 million, respectively, as of December 31, 1995. These assets represented 33.4% and 20.3% of the total assets of the Company as of September 30, 1996, and December 31, 1995, respectively. The value of these assets would be reduced in the event of a material increase in the charge-off or prepayment experience relative to the Company's estimates at the time of sale.

         As of September 30, 1996, the principal amount owed under the Repurchase Facility was $23 million and the Company had Contract shipments in process of $2.7 million, compared to $29 million and $626,000, respectively, as of December 31, 1995. The Repurchase Facility balance was collateralized by $27 million of Contracts and restricted cash reserves of $1.4 million as of September 30, 1996.

         During the nine-month period ended September 30, 1996, the Company used net cash for operations of $8.4 million, compared to net cash provided by operations of $2.1 million during the nine-month period ended September 30, 1995. The decrease in cash provided by operations was primarily due to a net decrease in cash from the acquisition and sale of Contracts held-for-sale of $8.9 million and a net increase in accounts receivable of $1.2 million. The Company sold $131 million of Contracts and acquired $132 million of Contracts in the nine-month period ended September 30, 1996, compared to the sale of $76 million of Contracts and the acquisition of $72 million of Contracts in the nine-month period ended September 30, 1995. Additionally, the Company deposited $3.5 million into restricted cash accounts and in credit enhancement cash reserves during the nine-month period ended September 30, 1996, as compared to $1.3 million during the same period in 1995.



         During the nine-month period ended September 30, 1996, cash generated from payments received on Contracts financed under the Repurchase Facility was used to reduce indebtedness under, or was deposited into restricted accounts as additional collateral for, the Repurchase Facility. Proceeds from the sale of asset-backed securities were also used by the Company to reduce indebtedness under the Repurchase Facility. Following each of the asset securitization transactions, excess servicing cash flows were deposited into restricted accounts to build credit enhancements. Once the amounts in these credit enhancement cash reserves reach required levels, any additional excess servicing revenues are distributed to the Company. In January 1996, and May 1996, respectively, the reserves associated with the 1995-A Transaction and 1995-B Transaction met required levels and approximately $4.0 million has been released, or approved for release, from these reserves during the nine-month period ended September 30, 1996. These proceeds were used to reduce the amount owed by the Company under the NIM Facility and for general working capital purposes. To date, the required levels have not been met by the reserves associated with the 1996-A Transaction, 1996-B Transaction or 1996-C Transaction. Under normal circumstances, the Company expects to meet required levels eight to 12 months following the effective date of a securitization, however, there is no assurance that this expectation will be met and the occurrence of any triggering event would delay release of excess cash.

         The net cash provided by investing activities was $2.2 million during the nine-month period ended September 30, 1996, compared to net cash provided of $1.1 million in the nine-month period ended September 30, 1995. This increase in cash provided was primarily due to collections associated with a larger balance of Subordinated Securities, net of an increased balance of Contracts held-for-investment.

         The net cash provided by financing activities was $6.2 million for the nine-month period ended September 30, 1996, compared to net cash used of $1.1 million for the nine-month period ended September 30, 1995. The increase in cash provided by financing activities was primarily due to net cash of $12.5 million raised in the Company's initial public offering and $1.0 million from the issuance of redeemable Preferred Stock, net of $7.0 million used to partially pay-down the outstanding balance of the NIM Facility. Additionally, the Company reduced the balance of the Repurchase Facility by $3.5 million in the nine-month period ended September 30, 1996, compared to $10.7 million in the same period a year earlier.

         The Company has financed its acquisition of Contracts primarily through the Repurchase Facility. Cargill finances 100% of the purchase price of the Contracts under the Repurchase Facility. The Company has also used the proceeds of the retired bridge facility and, subsequently, the NIM Facility to finance credit enhancement and securitization expenses arising from the issuance of asset- backed securities and for working capital. A breach under either the Repurchase Facility or the NIM Facility could prohibit the Company from obtaining financing under both of the facilities and would require ACC to obtain an alternative source of financing or limit its purchase of Contracts. The Company intends to use the proceeds of this offering to repay temporarily the NIM Facility and for general working capital purposes.



         The Company's business requires substantial cash to support the funding of credit enhancement cash reserves for its asset securitizations issuance costs of its asset securitizations, operating expenses, tax payments due in recognition of gains on sales of Contracts (for which no cash is received by the Company), debt service and other cash requirements. These cash requirements increase as the volume of Contracts purchased and serviced by the Company increases. Historically, the Company has operated on a negative cash flow basis and, based upon the Company's growth of Contract purchase volumes and its Contract securitization program, this negative cash flow may continue for the foreseeable future. The Company has funded its negative operating cash flows principally through borrowings under the NIM Facility (and the bridge facility retired by the NIM Facility) and proceeds from the sale of equity securities, and will use the proceeds of the Notes to fund, in part, its negative operating cash flow. In order to execute its business strategy, the Company is dependent upon the Repurchase Facility (and the replacement of the Repurchase Facility in 1998), its asset securitization program and its ongoing ability to access capital markets to obtain long term debt and equity capital. There is no assurance that the Company will have access to capital markets when needed or will be able to obtain capital or financing facilities at costs and on terms satisfactory to the Company. Factors that affect the Company's access to capital markets or the cost of capital include, among others, interest rates, general economic conditions and the Company's results of operations, financial condition, business prospects (including competitive conditions), leverage and the performance of its asset securitizations. In addition, covenants in the Indenture and in future debt securities and financing facilities may significantly restrict the Company's ability to incur additional indebtedness or issue new equity securities.

INTEREST RATE RISK MANAGEMENT

         The Company's hedging plan includes the sale of futures contracts on two-year Treasury securities. These sales are made by the Company in amounts which generally correspond to the principal amount of expected sales of asset-backed securities. The market value of these futures contracts responds inversely to changes in the value of the Contracts. Gains and losses relative to these hedging transactions are deferred and recognized at the time of securitization as an adjustment to the gain or loss on sale. The Company recognized net gains on the hedging program of $90,000 during the nine-month period ended September 30, 1996, as compared to net losses of $927,000 during the year ended December 31, 1995. As of September 30, 1996, and December 31, 1995, the Company had unrealized losses under the hedging program of $39,000 and $225,000, respectively.

         At any point in time, the portfolio may be partially or fully hedged. As of September 30, 1996, the Company owned $27 million of Contracts and maintained a $25 million hedge position.



IMPACT OF NEW ACCOUNTING STANDARDS

         In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 applies to all transactions in which an entity acquires goods or services by issuing equity instruments or by incurring liabilities where the payment amounts are based on the entity's common stock price, except for employee stock ownership plans. A new method of accounting for stock-based compensation arrangements with employees is established by SFAS No. 123. The new method is a fair value-based method rather than the intrinsic value-based method that is contained in APB Opinion No. 25 ("APB 25").

         The SFAS No. 123 fair value-based method will result in higher compensation costs than the APB 25 intrinsic value-based method for fixed stock option compensation plans and will result in different compensation costs for variable stock option compensation plans. Also, many employee stock purchase plans that are considered noncompensatory under APB 25 will be compensatory and result in the recognition of compensation costs under the fair value-based method.

         SFAS No. 123 does not require an entity to adopt the new fair value-based method for purposes of preparing its basic financial statements. Entities are allowed either to continue to use the APB 25 method or to adopt the SFAS No. 123 fair value-based method. However, disclosure of the pro forma net earnings and earnings per share, as if the fair value-based method of accounting for stock-based compensation had been elected, is required for fiscal years beginning after December 15, 1995. The Company has elected to continue to measure compensation cost related to employee stock purchase options using APB 25 and will provide pro forma disclosures as required in the 1996 consolidated financial statements.

         In June 1996, the FASB issued SFAS No. 125 which establishes accounting for transfers and servicing of financial assets and extinguishment of liabilities. This statement specifies when financial assets and liabilities are to be removed from an entity's financial statements, the accounting for servicing assets and liabilities and the accounting for assets that can be contractually prepaid in such a way that the holder would not recover substantially all of its recorded investment.

         Under SFAS No. 125, an entity recognizes only assets it controls and liabilities it has incurred, discontinues recognition of assets only when control has been surrendered, and discontinues recognition of liabilities only when they have been extinguished. SFAS No. 125 requires that the selling entity continue to carry retained interests, including servicing assets, relating to assets it no longer recognizes. Such retained interests are based on the relative fair values of the retained interests of the subject assets at the date of transfer. Transfers not meeting the criteria for sale recognition are accounted for as a secured borrowing with a pledge of collateral. Under SFAS No. 125, certain collateralized borrowings may result in assets no longer being recognized if the assets are provided as collateral and the secured party takes control of the collateral. This determination is based upon whether: (1) the secured party is permitted to repledge or sell the collateral and (2) the debtor does not have the right to redeem the collateral on short notice. Extinguishments of liabilities are recognized only when the debtor pays the creditor and is relieved of its obligation for the liability, or when the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor.


         SFAS No. 125 requires an entity to recognize its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset or liability. The servicing asset or liability is to be amortized in proportion to, and over the period of, net servicing income or loss. Servicing assets and liabilities are to be assessed for impairment based on their fair value.

         SFAS No. 125 modifies the accounting for interest-only strips or retained interests in securitizations, such as capitalized servicing fees receivable, that can be contractually prepaid or otherwise settled in such a way that the holder would not recover substantially all of its recorded investment. In this case, it requires that they be classified as available for sale or as trading securities. Interest-only strips and retained interests are to be recorded at market value. Changes in market value are included in operations, if classified as trading securities, or in shareholders' equity as unrealized holding gains or losses, net of the related tax effect, if classified as available for sale. Management of the Company is currently in the process of evaluating the financial impact of this statement on the Company.











                                      INDEX
                        ACC CONSUMER FINANCE CORPORATION

                                                                Page(s)

PART I - FINANCIAL INFORMATION

         ITEM 1:   FINANCIAL STATEMENTS (UNAUDITED)

         Condensed consolidated balance sheets as of
           September 30, 1996 and December 31, 1995                     2

         Condensed consolidated statements of operations
           for the three months and nine months ended
           September 30, 1996 and September 30, 1995                     3

         Condensed consolidated statements of cash flows
            for the nine months ended September 30, 1996 and
            September 30, 1995                                          4

         Notes to condensed consolidated financial statements          5-8

         ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

         ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

         a.       Reports on Form 8-K

                  There were no reports on Form 8-K filed
                  during the quarter ended September 30, 1996.

         b.       Exhibits

                  Exhibit 11 - Computation of Weighted
                     Average Shares Outstanding                        26

                  Exhibit 27 - Financial Data Schedule                 27








                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        ACC CONSUMER FINANCE CORPORATION


Date: October 25, 1996                      By  /s/  Rocco Fabiano
                                              -------------------------------
                                                 Rocco Fabiano
                                                 Chief Executive Officer


Date: October 25, 1996                      By  /s/ Rellen Stewart
                                              -------------------------------
                                                 Rellen Stewart
                                                 Chief Financial Officer


Date: October 25, 1996                      By /s/ Shaemus Garland
                                              -------------------------------
                                                  Shaemus Garland
                                                  Vice President and Controller











                   ACC CONSUMER FINANCE CORPORATION               EXHIBIT 11
               COMPUTATION OF AVERAGE WEIGHTED SHARES OUTSTANDING

                                                                      Three Months Ended September 30,
                                                              ----------------------------------------------
                                                                      1996                     1995
                                                                  ----------                 --------
                                                                           Fully                     Fully
                                               Issue Date     Primary      Diluted       Primary     Diluted
                                               ----------     -------      -------       --------    ---------
Shares Outstanding at the Beginning of the Period              8,292,478    8,292,478     5,316,364   5,316,364
    Convertible Preferred Stock Warrants
        TREASURY STOCK METHOD                     7/15/93              -            -       467,393     519,229
    Employee Stock Options
        TREASURY STOCK METHOD                    11/30/95         28,877       42,729             -           -
    Employee Stock Options
        TREASURY STOCK METHOD                     1/23/96          6,913        8,706             -           -
    Employee Stock Options
        TREASURY STOCK METHOD                     7/23/96          2,431        2,921             -            -
                                                                --------     -------- --------------------------
        Weighted Average Shares
         at the End of the Period                              8,330,699    8,346,834     5,783,757   5,835,593
                                                               =========    =========     =========   =========

                                                                    Nine Months Ended September 30,
                                                                        1996                       1995
                                                               ----------------------    ----------------------
Shares Outstanding at Beginning of Period                      6,110,479    6,110,479     5,033,343   5,033,343
    Series B Preferred Stock
      AS IF CONVERTED DATE OF ISSUANCE              3/28/95             -            -      180,804     265,374
    Series A Preferred Stock
      AS IF CONVERTED DATE OF ISSUANCE              9/29/95             -            -        5,947       5,947
    Convertible Preferred Stock Warrants
      TREASURY STOCK METHOD                          7/15/93             -                   288,701       519,229
    Series C Preferred Stock
      AS IF CONVERTED FROM BEGINNING OF
       PERIOD OF ISSUANCE (SAB NO. 83)               1/15/96     181,999      181,999             -             -
    Common Stock                                     5/22/96     956,204      956,204             -             -
    Employee Stock Options
      TREASURY STOCK METHOD                         11/30/96      13,764       42,729             -             -
    Employee Stock Options
      TREASURY STOCK METHOD                          1/23/96       4,958        8,706             -             -
    Employee Stock Options
      TREASURY STOCK METHOD                          7/23/96         811        2,921             -             -
                                                               ----------   ----------     -----------   -------------
      Weighted Average Shares at the End of the Period         7,268,215    7,303,038       5,508,795     5,823,893
                                                               ===========   =========     ===========    ==========


                                      -26-


