Form 10-K
period 1996-12-31
ACC CONSUMER FINANCE CORP
filed 1997-03-28
CIK 1002760

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-K


(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Year Ended December 31, 1996

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period from _________________ to
         __________________

Commission File No. 0-27268


                        ACC CONSUMER FINANCE CORPORATION
                        --------------------------------
             (Exact Name of Registrant as Specified in its Charter)

a Delaware corporation                                    33-0682821
-------------------------------                 --------------------------------
(State or Other Jurisdiction of                 IRS Employer Identification No.)
Incorporation or Organization)

12750 High Bluff Drive, Suite 320
     San Diego, California                                   92130
---------------------------------                          ----------
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number, including area code:  (619) 793-6300

Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed to Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes X No ____
                                                 ---
The aggregate market value of the voting stock held by non-affiliates of the registrant was $16,435,591 as of March 14, 1997, computed based upon the closing price of such stock on the Nasdaq National Market on such date.

As of March 14, 1997, the following number of shares of the Company's capital stock were outstanding: 8,472,978.

         Indicated by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|

                          Exhibit Index on Page _______

                        ACC CONSUMER FINANCE CORPORATION
                          YEAR ENDED DECEMBER 31, 1996



                                                                                                     PAGE
                                                                                                     ----
PART I

Item 1      Business .............................................................................     1

Item 2      Property .............................................................................    13

Item 3      Legal Proceedings ....................................................................    13

Item 4      Submission of Matters to a Vote of Security Holders ..................................    14


PART II

Item 5      Market for Registrant's Equity and Related Stockholder Matters .......................    14

Item 6      Selected Financial Data ..............................................................    15

Item 7      Management's Discussion and Analysis of Financial Condition and Results of Operations     16

Item 8      Financial Statements and Supplementary Data ..........................................    25

Item 9      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .    49


PART III

Item 10     Directors and Executive Officers of the Registrant ...................................    49

Item 11     Executive Compensation ...............................................................    52

Item 12     Security Ownership of Certain Beneficial Owners and Management .......................    52

Item 13     Certain Relationships and Related Transactions .......................................    52


PART IV

Item 14     Exhibits, Financial Statements Schedules, and Reports on Form 8-K ....................    52

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         ACC Consumer Finance Corporation ("ACC") and its wholly owned subsidiaries OFL-A Receivables Corp. ("OFL-A") and ACC Receivables Corp. ("Receivables") (collectively the "Company") specialize in the indirect financing of installment contracts for automobile purchases ("Contracts"). These Contracts are originated primarily by franchised automobile dealers ("Dealers") on late-model used vehicles, as well as some new vehicles, for borrowers who might not be able to qualify for traditional automobile loans or leases ("Non-Prime Borrowers"). The Company's business strategy currently calls for the sale of virtually all Contracts through asset securitizations, rather than holding Contracts to maturity. To this end, the Company periodically securitizes pools of its Contracts in order to redeploy its capital, reduce interest rate risk and realize a gain on the sale of these Contracts. The Company believes that its competitive advantages include its national presence, risk-based pricing, financial resources, nationwide consistency of credit decisions and quality Dealer service.

NON-PRIME AUTOMOBILE FINANCE INDUSTRY

         Automobile financing is one of the largest consumer finance markets in the United States, with $356 billion in automobile-related credit outstanding as of September 1996. In general, the automobile finance industry can be divided into two principal segments: a prime credit market and a non-prime credit market. Traditional automobile finance companies, such as commercial banks, savings and loans, thrift and loans, credit unions and captive finance companies of automobile manufacturers, generally provide credit to the most creditworthy borrowers, or so-called "prime borrowers."

         The so-called "non-prime" credit market, in which the Company operates, provides financing to Non-Prime Borrowers, who are those borrowers who have had past credit problems (including bankruptcy), have limited or no credit histories and/or have low incomes. Historically, traditional automobile financing sources have not serviced the non-prime market or have done so only through programs that were not consistently available. An industry group of independent finance companies specializing in non-prime automobile financing has emerged, but the industry remains highly fragmented, with no company having a significant share of this non-prime market.

         The Company estimates that the size of the non-prime automobile market may be as large as $70 billion in outstanding installment debt. The Company believes that the number of Non-Prime Borrowers is increasing due to, among other factors, declining real wages, the greater willingness on the part of consumers to seek bankruptcy protection, the high cost of new automobiles relative to consumer incomes and the greater availability of late-model used vehicles coming off short-term lease programs. The Company's program is designed to provide financing to this market segment.

PURCHASE OF CONTRACTS

         Sales and Marketing

         The Company markets its financing program primarily to franchised Dealers and to a limited number of independent used automobile Dealers. Before purchasing Contracts from a Dealer, ACC and the Dealer enter into an agreement ("Dealer Agreement") that provides the Company with recourse to the Dealer in cases of Dealer fraud or a breach of the Dealer's representations and warranties. As of December 31, 1996, the Company had 1,377 active Dealers, defined as Dealers from which the Company had purchased at least one Contract in the last six months, compared to 547 active Dealers as of December 31, 1995.

         The Company typically solicits business from Dealers through its regional sales managers ("RSMs"), each of whom is assigned an exclusive territory. The Company typically hires RSMs who have experience with the purchase of non-prime Contracts and who have pre-existing, established relationships with Dealers in a particular major metropolitan area.

         RSMs meet regularly with Dealers to provide information about the Company's program, train Dealer personnel as to the Company's program requirements and assist Dealers in identifying consumers who qualify for the Company's program. As of December 31, 1996, the Company marketed its program to Dealers in 31 states: Arizona, California, Colorado, Delaware, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Michigan, Mississippi, Missouri, Montana, Nevada, New Jersey, New Mexico, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington and West Virginia. The Company targets major metropolitan areas because it believes they provide concentrations of high volume Dealers, which can be effectively serviced by its RSMs. The Company purchased $500,000 or more of Contracts from 26 states during the year ended December 31, 1996, compared to 18 states during the year ended December 31, 1995.

         RSMs typically target the late-model used vehicle business of franchised Dealers. The Company believes that late-model used vehicles represent the largest segment of the used vehicle market, while posing less risk of default due to mechanical problems than do older used vehicles. The Company targets franchised Dealers because the financial requirements and customer service standards imposed on these dealers by automobile manufacturers generally result in a high level of financial stability and customer satisfaction. As a result, the Company believes that, in general, Contracts from these Dealers expose the Company to less risk of Dealer misrepresentation and lower levels of borrower default.

         Dealer Reviews

         Each month, senior management reviews Dealer performance reports that track, by Dealer, the number of applications submitted, the number of applications approved, the number of applications funded, the ratio of applications funded to applications received ("efficiency ratio"), delinquency ratios and default rates. Senior management maintains a Dealer "watch list" to track the performance of Dealers with low efficiency ratios, high delinquency ratios or high default levels relative to the overall portfolio.

         Regional Credit Centers

         The Company serves its Dealers on a regional basis through its regional credit centers. The Company believes that these regional centers provide a sufficient local market presence to meet the needs of its Dealers, without incurring the reduction in operating controls and economies of scale that can result from operating a large number of small branches. The Company currently has regional credit centers in Atlanta, Georgia; Dallas, Texas; Miami, Florida; Newark, Delaware; and San Diego, California.

         Application Processing and Purchase Criteria

         Dealers submit credit applications to one of the Company's regional credit centers, typically by facsimile. Upon the Company's receipt of a credit application, a credit processor uses an automated system to obtain credit histories, determine the wholesale value of the vehicle and calculate the credit score of the application. The Company's credit officers use the credit score as a guide to evaluate applications, but the approval/declination decision is not based solely on the credit score. Individual credit officers have limited approval authority. The approval of a more senior credit manager is required when the credit score or the amount financed exceeds the individual credit officer's approval limits. The Company's regional credit centers then notify Dealers by facsimile of a credit decision, usually within three hours of receipt of the application.

         During the year ended December 31, 1996, the Company approved approximately 20% of the applications it received and funded approximately 66% of the applications that were approved. The Company believes Dealers select among finance companies based upon price, term, advance, down payment requirements, stipulations, timeliness of the finance company's approval and the historic reliability of the finance company's funding of purchases.

         The Non-Prime Borrowers under Contracts of the type typically purchased by the Company generally have credit histories which include past bankruptcies, significant charged-off accounts and/or multiple collection accounts. Further, other Contracts may be purchased by the Company for borrowers with limited or no credit histories. In light of the deficiencies in the borrowers' credit histories, the Company's credit officers evaluate other potential offsetting factors such as the borrowers' residence stability, employment stability, income level relative to expenses and past performance on other automobile-related debt. If, in the credit officers' judgment, there are enough mitigating positive factors, such Contracts may be approved for purchase by the Company.

         To be eligible for purchase, a Contract must be fully amortizing and provide for level payments over the term of the Contract, must grant a first priority security interest in the financed vehicle to OFL-A, must prohibit the sale or transfer of the financed vehicle without the Company's consent and must allow for acceleration of the maturity of the Contract if the vehicle is sold or transferred without this consent. The portions of payments on Contracts allocable to principal and interest are, for payoff and deficiency purposes, determined in accordance with the law of the state in which the Contract was originated.

         Each Contract includes a requirement that the borrower maintain fire, theft and collision insurance on the financed vehicle and name the Company as a loss payee. As part of the funding process, the Company verifies by telephone that insurance is in place on the financed vehicle; however, as of December 31, 1996, approximately 12% of borrowers had canceled their insurance or allowed their insurance policies to lapse, compared to 20% as of December 31, 1995. Although the Contracts permit the Company to force-place insurance, the Company, as a matter of policy, generally does not force-place insurance due to the added collection and litigation risk.

         Funding Package Completion, Verification and Funding

         After receiving an approval from one of the Company's regional credit centers and compiling a set of documents the Dealers believe to be consistent with the Company's documentation requirements, the Dealers send these funding packages to the Company's central funding group in San Diego. The Company generally requires that funding packages include proof of the borrower's residency, income, insurance and title.

         The Company's funding department reviews each Contract and verifies the application data and Contract documentation. The funding department also confirms or reconfirms the borrower's employment and the insurance on the vehicle. The Company believes one of the most important verifications is a direct telephone interview of the borrower to confirm the terms of the Contract, the source of the down payment and the equipment on the vehicle. The Company typically will not fund a Contract without a prior telephone interview of the borrower. The Company believes this process reduces the risk of misrepresentation by Dealers and/or borrowers and provides a basis for future borrower contact.

         A funding package may be returned if it does not comply with the terms of the initial approval or if the Company discovers facts that were not disclosed during the approval process. The Company returns unfunded approximately 10% of all completed funding packages for these reasons, a portion of which are later resubmitted in approvable form. As an additional quality control check, the Company's data processing systems perform an automated review of the Contracts and identify any characteristics not in compliance with the Company's minimum underwriting standards.

         Post-Funding Quality Reviews

         The Company uses its automated systems to continue to monitor Contracts after funding. In addition, the Company's quality control manager completes a full quality control review of a random sample of 5% of the newly-originated Contracts. This review focuses on compliance with underwriting standards, the quality of the credit decision and the completeness of Contract documentation. On a periodic basis, the Company's quality control manager issues a report to the Company's senior management summarizing (by credit officer) policy exceptions, processing errors, documentation deficiencies and credit decisions which the quality control manager considered overly aggressive. The bonuses of the Company's credit officers are, in part, dependent upon results of these quality control reviews.

         Risk-Based Pricing

         The Company uses statistical information and its automated Contract purchasing systems to establish different pricing programs by geographic region, by borrower credit characteristics or, in some cases, by Dealer; all tied to the expected economic value of each program to the Company.

         The Company maintains a database which tracks key underwriting parameters for each Contract purchased since the formation of the Company. This database is updated periodically to reflect the payment performance of each Contract. The Company uses this information to identify and aggregate a pool of Contracts that have failed to perform as anticipated. Each Contract in this pool is then matched against a performing Contract with the same date of purchase. By statistically comparing the characteristics of these two pools over time, the Company is able to refine periodically its credit evaluation processes and believes it is better able to price each of its programs based upon the expected risk of each program.

CONTRACT PORTFOLIO

         The following table sets forth certain data for the Contracts purchased by the Company for the periods indicated.

                                                                          CONTRACTS PURCHASED DURING
                                                                            THE THREE-MONTHS ENDED:
                                                     -------------------------------------------------------------------
                                                     DEC. 31,      SEPT. 30,       JUNE 30,       MAR. 31,      DEC. 31,
                                                       1996           1996           1996           1996           1995
                                                     -------        -------        -------        -------        -------
Amount of Contracts (000's)..................        $61,474        $53,431        $45,253        $33,715        $26,478
Average Amount Financed Under
  Contracts ..................................       $12,704        $12,475        $12,290        $12,278        $12,124
Average Coupon on Contracts ..................         20.53%         20.74%         20.72%         20.65%         20.47%
Average Original Term of Contracts
    (months) .................................            58             57             57             57             58
Average Discount of Contracts, including
    Acquisition Fees .........................          4.10%          4.37%          5.16%          4.87%          5.14%

         The Company expects from time to time to make changes to its underwriting guidelines and program requirements to respond to competitive conditions in the non-prime automobile financing market. These changes are likely to affect the characteristics of the portfolio, may increase portfolio risk and/or reduce the Company's discounts and interest margins. In the quarter ended September 30, 1996, the Company instituted several programs that provided its Dealers with greater pricing options than were previously available, introduced certain new programs and provided more attractive pricing on certain existing programs. As expected, this had the effect of lowering the average discount and acquisition fees on Contracts purchased.

CONCENTRATIONS OF CONTRACT PURCHASES

         The following table sets forth information by state concerning Contract purchases and servicing portfolio amounts (including Contracts owned and Contracts sold in asset-backed securities) outstanding for the period and at the date indicated.

                                                    SERVICING PORTFOLIO
                        CONTRACTS PURCHASED             OUTSTANDING
                       DURING THE YEAR ENDED           BALANCES AS OF
                          DEC. 31, 1996               DEC. 31, 1996
                   ---------------------------------------------------
                    (000S)           (%)            (000S)         (%)
                   --------        --------        --------        ---
California ...     $ 47,123              24%       $ 65,500         26%
Texas ........       33,378              17          50,617         20
Florida ......       24,851              13          32,576         13
Pennsylvania..       13,941               7          16,899          7
All Other ....       74,580              39          86,159         34
                   --------             ---        --------        ---
                   $193,873             100%       $251,751        100%
                   ========             ===        ========        ===

         The Company attempts to develop a broad base of Dealers to avoid dependence on a limited number of Dealers. As of December 31, 1996, no one Dealer accounted for more than 3% of the Company's Contract portfolio and the ten Dealers from which the Company purchased the most Contracts accounted for approximately 10% of total Contracts purchased. The Company's financing program concentrates on purchases of Contracts for late-model used vehicles that are originated by franchised Dealers. As of December 31, 1996, 88% of Contracts serviced by the Company financed used late-model vehicles and 97% were acquired from franchised Dealers.

CONTRACT SERVICING

         General

         ACC services all of the Contracts the Company originates, whether owned by the Company or sold in an asset-backed security. ACC's servicing generally consists of payment and pay-off processing, collecting, insurance tracking, title tracking, responding to borrower inquiries, investigating delinquencies, repossessing and reselling collateral, collection reporting and credit performance monitoring.

         Billing and Collection Process

         The Company sends each borrower a monthly bill, rather than using payment coupon books. All payments are directed to the Company's lock-box account at a regional commercial bank. On a daily basis, the lock-box bank retrieves and processes payments received, and then deposits the entire amount into the lock-box account. A simultaneous electronic data transfer of borrower payment data is made to the Company for posting to the Company's computerized records.

         The Company's collection process is based on a strategy of closely monitoring Contracts and maintaining frequent contact with borrowers. As part of this process, the Company makes early, frequent contact with delinquent borrowers and attempts to educate borrowers on how to manage monthly budgets. The Company attempts to identify the underlying causes of a borrower's delinquency and to make an early collection risk assessment. The Company believes that its proactive collection process, including the early identification of payment problems, reduces its repossession rates and loss levels.

         In support of its collection efforts, the Company maintains collection software with customized features designed for high-intensity collection operations, which includes a high-penetration autodialer. With the aid of the autodialer, the Company initially attempts to contact any borrower whose account becomes six days past due.

         Although the Company emphasizes telephonic contact, the Company also typically sends past due notices to borrowers when an account becomes ten days past due. In some cases, the Company uses the Western Union

Quick Collection Service to collect borrowers' payments and to reduce the incidence of bad checks. When necessary, the Company uses a network of independent agencies to make field visits to borrowers.

         Extensions and Modifications

         If a borrower has current financial difficulties, but has previously demonstrated a positive history of payment on the Contract, the Company will permit a payment extension of not more than two months during the term of a Contract. Senior management of the Company must approve each extension and less than 2% of the Contracts in the Company's servicing portfolio had been extended as of December 31, 1996. Further, the Company typically permits only one extension over the term of a Contract and the Company neither restructures Contracts nor forbears any payments on Contracts.

         Repossession

         The Company repossesses a vehicle when resolution of a delinquency is not likely or when the Company believes that its collateral is at risk. The Company makes these judgments based upon its collectors' discussions with borrowers, the ability or inability to locate the borrowers and/or the vehicles, the receipt of notices of liens and other information. The Company uses independent, licensed and bonded repossession agencies to repossess vehicles as well as the services of an agency that traces skips (where neither the borrower nor the vehicle can be located) to supplement its own efforts in locating vehicles. When a vehicle is repossessed, it generally is sold through a public auction within 60 days of the repossession. The Company uses its own staff to pursue recoveries of deficiency balances and also uses outside collection agencies which share in any recoveries. If the Company has reason to believe that a Dealer violated any representations or warranties made to the Company on a defaulted Contract, the Company may pursue its remedies against the Dealer under the Dealer Agreement.

         The Company employs the same policies for charging-off Contracts on both Contracts it owns and on Contracts sold in asset-backed securities. The Company expects to incur a loss whenever it repossesses a vehicle. When the Company sells a repossessed vehicle, it records a net loss equal to the outstanding principal balance of the Contract, less the proceeds from the sale of the vehicle.

         If an account becomes 120 days delinquent (other than accounts in bankruptcy) and the Company has repossessed the vehicle, but not yet received the sale proceeds, the Company will record a loss equal to the outstanding principal balance of the Contract, less the estimated auction value of the vehicle (which is based upon wholesale used car values published by nationally recognized firms) and any expected recoveries under its VSI insurance. This VSI insurance protects the Company's interest in the collateral against uninsured physical damage (including total loss). If an account becomes 120 days delinquent and the Company has not repossessed the vehicle, then the Company records a loss equal to the outstanding principal balance of the Contract. Any recoveries received subsequent to the Contract being charged-off, including amounts (i) from the borrower's insurance policies or service contracts, (ii) from Dealers under a breach of the Dealer Agreements or (iii) from deficiency balances recovered from borrowers, are treated as loss adjustments in the period when these recoveries are received. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" for a discussion of VSI insurance.

MANAGEMENT INFORMATION SYSTEM

         The Company relies on automated information management and data processing systems to maximize productivity, minimize credit losses and maintain data integrity. The Company operates its information management, accounting and data processing systems on a Model 300, IBM AS400 ("AS400").

         The Company uses its own proprietary Application Processing System and Contract Management System, both of which operate on the AS400. The Application Processing System tracks applications through the approval process and provides status reports to sales and credit administration personnel on approved and declined Contracts. This system is also used for credit scoring and credit review. The Application Processing System electronically transmits all data to the Contract Management System. The Contract Management System analyzes Contracts for compliance with the Company's underwriting standards, tracks key underwriting characteristics for all funded Contracts, tracks approval trends, analyzes charge-offs, monitors delinquencies and measures pool performance.

         The Company uses the Universal Loan Accounting package resident on the AS400 for all aspects of its loan accounting and payment processing. The Company's general ledger is maintained on the MAS-90 General Ledger package. The Company uses collection software that operates on the AS400. The Company also has installed IBM's ImagePlus(TM) imaging system on the AS400 to make Contract documents available on-screen, decrease data entry costs and aid disaster recovery. Further, the Company has installed video teleconference and document sharing systems, which facilitate interaction between the Company's headquarters and its regional credit centers. In its collection efforts, the Company uses a Telerelations, Inc. high-penetration autodialer, which is a PC-LAN-based system interfaced to the AS400.

         The Company backs up its systems on a daily basis and stores the backup tapes off-site. The Company also has implemented a disaster recovery plan that is intended to restore critical business operations within 48 hours of a disaster. In an emergency, IBM will deliver replacement parts for the AS400 within 24 hours. Additionally, the Company has the contractual right to access SunGard's nationwide recovery facilities, which are fully equipped and permit access to hardware, software and telephones. The Company has made a significant investment in its hardware and software systems and intends to continue to upgrade these systems as its needs dictate.

SECURITIZATION OF CONTRACTS

         In June 1995, the Company began selling its portfolio of Contracts to investors through the issuance of asset-backed securities. The periodic securitization of Contracts is an integral part of the Company's business plan. The issuance of these securities enables the Company to redeploy capital, reduce its interest rate risk and recognize gains from the sale of the Contracts. Through December 31, 1996, the Company had completed six securitizations, involving Contracts aggregating approximately $292 million.

         These asset-backed securities are treated as sales of the Contracts and Contracts sold in a security are removed from the consolidated balance sheet of the Company. The asset-backed securities are generally structured as follows:
ACC repurchases a pool of Contracts from its interim financing facility and simultaneously sells the pool to Receivables, which then sells the pool to a trust in exchange for interest-bearing certificates of an amount equal to the aggregate principal balance of the Contracts. The certificates are then sold to one or more institutional investors. The principal and interest due on these certificates are guaranteed by Financial Securities Assurance, Inc. ("FSA") and, as a result, are rated "AAA" by Standard & Poor's Ratings Group and "Aaa" by Moody's Investors Service. The certificates sold to investors have fixed pass-through interest rates, which through December 31, 1996, have ranged from 5.95% to 6.90%.

         The Company retains the right to service the Contracts sold to the trusts and receives monthly base servicing fees of approximately 3% per annum on the outstanding balance of Contracts sold in asset-backed securities. In addition, Receivables (or OFL-A, if Receivables' rights are assigned to OFL-A for pledge under the NIM Facility (as defined herein)) is entitled to receive excess interest arising from collections, to the extent that these collections exceed payments to investors, contributions to the credit enhancement cash reserves, base servicing fees and certain other fees. Generally, certificates are sold to investors without recourse, except that the representations and warranties provided by Dealers to the Company are similarly provided by the Company to the investors and to FSA, along with certain indemnities. These indemnities are secured by a pledge of all of the stock of Receivables. Receivables is obligated to repurchase a Contract from the trust if the Contract fails to conform to normal representations and warranties relating to the collateral. Receivables bears the risk of loss on Contracts it repurchases.

         Each issuance of securities results in the recognition of a "net gain on sale of Contracts" on the Company's consolidated statement of operations for the period in which the sale was made. The discounted present value of the excess cash flow expected from the security is recognized as an increase in the Excess Servicing Receivables ("ESRs") on the Company's consolidated balance sheet. Because the interest rate on the Contracts is relatively high in comparison to the pass-through interest rate paid to investors, the net gain on sale can be significant. In calculating this net gain on sale, the Company must estimate the future rates of prepayments, delinquencies, defaults and loss severity as they impact the amount and timing of the cash flows used in the gain on sale calculation. The cash flows expected to be received by Receivables, before expected losses, are then discounted at a market interest rate that the Company believes an unaffiliated third-party purchaser would require as a rate of return on such a financial instrument. Expected losses are discounted using a risk-free rate which is equivalent to the rate earned on securities rated AAA or Aaa or better, with a duration similar to the estimated duration for the underlying Contracts. (See Footnote 1(i) of the Notes to the Consolidated Financial Statements.)

         In future periods, the Company will recognize additional revenue if the actual performance of the Contracts is better than that originally estimated. If the actual performance of the Contracts is worse than originally estimated, then the Company will be required to recognize a write-down against the ESRs, which would result in a reduction in net income during the period in which the write-down occurred.

         Under the servicing agreement for each security, the Company is obligated to service all Contracts sold to the trusts in accordance with the Company's standard procedures. The servicing agreements generally provide that the Company will bear all costs and expenses incurred in connection with the management, administration and collection of the Contracts serviced. The servicing agreements can be terminated by the investor in the event of certain defaults by the Company and under certain other circumstances.

COMPETITION

         The automobile financing business is highly competitive. The Company competes with a growing number of publicly and privately held national, regional and local automobile finance companies that specialize in non-prime automobile finance, many of which compete directly with the Company for Contracts. These competitors include AmeriCredit Corp., AutoFinance Group (a subsidiary of KeyCorp), Consumer Portfolio Services, Inc. and First Merchants Acceptance Corp. The Company does not believe that any of the finance companies specializing in Non-Prime Borrowers currently has more than a 2% market share.

         In addition, the Company competes, or may compete in the future, for business with more traditional automobile financing sources, such as commercial banks, savings and loans, thrift and loans, credit unions and captive finance companies of automobile manufacturers such as General Motors Acceptance Corporation, Ford Motor Credit Corporation, Chrysler Financial Corporation, Toyota Motor Credit Corporation, Nissan Motors Acceptance Corporation and American Honda Finance. These traditional automobile finance companies may lower credit standards or introduce programs for Non-Prime Borrowers to attract more financing business or, in the case of the captive finance companies, to stimulate new vehicle sales.

         Many of the Company's competitors and potential competitors have substantially greater financial, marketing and other resources than the Company and may be more successful in expanding into new geographic markets, building Dealer networks and increasing market share through internal growth or acquisition. The larger, more established companies have access to unsecured commercial paper, investment-grade corporate debt and to other funding sources that may provide them with an advantageous cost of capital relative to the Company's cost of capital.

         The captive finance companies and many of the other traditional automobile finance companies have long-standing relationships with Dealers that may give them a competitive advantage in establishing dealer networks for the purchase of Contracts. Many of these companies provide other types of financing, including inventory financing, which is not offered by the Company.

         The Company believes that the industry competes for Dealers on the basis of the price charged to the Dealer for the purchase of Contracts (which is a function of the Contract purchase discount to the face value of a Contract and any applicable fees), advance limitations, down payment requirements, stipulations, the timeliness of the finance company's response to an application, the approved Contract terms, documentation requirements for purchase of the Contract and the historic reliability of the finance company's funding of purchases. The Company believes that its competitive advantages include geographic diversification, risk-based pricing, financial resources, nationwide consistency of credit decisions and quality Dealer service.

GOVERNMENT REGULATION

         The Company has obtained and maintains licenses and registrations required by certain states' sales finance company laws and/or laws regulating purchases of installment or conditional sales contracts. The Company intends to obtain and maintain any and all additional qualifications, registrations and licenses necessary for the lawful conduct of its business and operations.

         Numerous federal and state consumer protection laws, including the Federal Truth-In-Lending Act, the Federal Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Federal Fair Debt Collection Practices Act, the Federal Trade Commission Act, the Federal Reserve Board's Regulations B and Z, and state motor vehicle retail installment sales acts, retail installment sales acts and other similar laws regulate the origination and collection of consumer receivables and impact the Company's business. The relevant laws, among other things, (A) require the Company to (i) obtain and maintain certain licenses and qualifications, (ii) limit the finance charges, fees and other charges on the Contracts purchased and (iii) provide specified disclosures to consumers; (B) limit the terms of the Contracts; (C) regulate the credit application and evaluation process; (D) regulate certain servicing and collection practices; and
(E) regulate the repossession and sale of collateral. These laws impose specific statutory liabilities upon creditors who fail to comply with their provisions and may give rise to defense to payment of the consumer's obligation. In addition, certain of the laws make the assignee of a consumer installment contract liable for the violations of the assignor.

         The Dealer Agreement contains representations and warranties by the Dealer that, as of the date of assignment, the Dealer has complied with all applicable laws and regulations with respect to each Contract. The Dealer is obligated to indemnify the Company for any breach of any of the representations and warranties and to repurchase any non-conforming Contracts. The Company generally verifies Dealer compliance with usury laws, but does not audit a Dealer's full compliance with applicable laws. There is no assurance the Company will detect all Dealer violations or that individual Dealers will have the financial ability and resources either to repurchase Contracts or indemnify the Company against losses. Accordingly, failure by Dealers to comply with applicable laws, or with their representations and warranties, could have a material adverse effect on the Company.

         The Company believes it is currently in compliance in all material respects with applicable laws, but there can be no assurance that the Company will be able to maintain such compliance. The failure to comply with such laws, or a determination by a court that the Company's interpretation of law was erroneous, could have a material adverse effect upon the Company. Furthermore, the adoption of additional laws, changes in the interpretation and enforcement of current laws or the expansion of the Company's business into jurisdictions that have adopted more stringent regulatory requirements than those in which the Company currently conducts business, could have a material adverse effect upon the Company.

         If a borrower defaults on a Contract, the Company as the servicer of the Contract is entitled to exercise the remedies of a secured party under the Uniform Commercial Code ("UCC"), which typically includes the right to repossession by self-help means unless such means would constitute a breach of peace. The UCC and other state laws regulate repossession and sales of collateral (A) by requiring reasonable notice to the borrower of (i) the date, time and place of any public sale of the collateral, (ii) the date after which any private sale of the collateral may be held and (iii) the borrower's right to redeem the financed vehicle prior to any such sale; and (B) by providing that any such sale must be conducted in a commercially reasonable manner. Financed vehicles repossessed generally are resold by the Company through unaffiliated wholesale automobile networks or auctions which are attended principally by used automobile Dealers.

         Under the UCC and other laws applicable in most states, a creditor is entitled, subject to possible prohibitions or limitations, to obtain a deficiency judgment from a borrower for any deficiency on repossession and resale of the vehicle securing the unpaid balance of the borrower's installment contract. Since a deficiency judgment against a borrower would be a personal judgment for the shortfall, and the defaulting borrower may have very little capital or few sources of income, in many cases it is not prudent to seek a deficiency judgment against a borrower or, if one is obtained, it may be settled at a significant discount.

FORWARD LOOKING INFORMATION AND RISK FACTORS

         The "Business" section, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as other sections of this Form 10-K contain forward looking information under the Securities Litigation Reform Act of 1995. These forward looking statements include statements relating to the Company's underwriting, purchasing, pricing and collection strategies, the seasonality of delinquency rates, the relationship of delinquency rates to charge offs, the factors affecting charge-off levels, the adequacy of estimates used to determine credit loss allowances, the adequacy of projections used to calculate gain on sale of Contracts and valuation of ESRs and other financial instruments, the Company's liquidity and cash requirements, expectations as to the timing of the release of funds from credit enhancement cash reserves, the Company's hedging strategies and implicit statements that historical trends will continue unless otherwise stated. Each of such statements is subject to risks and uncertainties that could cause actual results to differ materially from the results discussed in the forward looking statements. Factors that might cause such a difference include, without limitation, the following risk factors:

         Credit Risk

         The Company specializes in the indirect financing of Contracts for consumers who typically have had past credit problems (including bankruptcy), have limited or no credit histories and/or have low incomes. Consequently, a high credit risk is inherent in the Contracts purchased by the Company. The performance of Contracts serviced by the Company or purchased in the future may be directly affected by unemployment trends and other economic factors beyond the Company's control. These factors could impair the Company's ability to predict or manage effectively the default rates of its Contracts and could cause the Company to incur increased operating expenses associated with the servicing of these Contracts. An increase in delinquencies, default rates or charge-offs in its Contract portfolio could trigger defaults under the Company's secured financing facilities and asset securitizations or constitute triggering events in the asset securitizations. Any such default or triggering event would increase the restrictions on the Company's access to cash from credit enhancement cash reserves and adversely affect the Company's cash flow. There is no assurance that the Company's credit evaluation and collection processes will prevent excessive defaults or be adequate to maintain existing delinquency or charge-off rates as the servicing portfolio grows or that the Company will be able to purchase Contracts with yields commensurate with the portfolio credit risk.

         Interest Rate Risk

         Two primary components of the Company's earnings are: (i) net yield on Contracts, which is the spread between the interest earned on the Contracts in the Company's portfolio and the interest paid by the Company on the Repurchase Facility (as defined in Management's Discussion and Analysis of Financial Condition and Results of Operations) and (ii) gain on sale, which is based upon the spread between the interest earned on the Contracts included in asset-backed securities and the pass-through rate paid to the investors in these securities. The Company's net interest income and future gains on sale could be adversely affected by rising interest rates, because while the interest rates on the Contracts in the Company's portfolio are fixed, a portion of the Company's cost of funds is variable. There is no assurance that the Company's cost of funds will not have an adverse effect on the Company's ability to maintain profitability.

         The Company has adopted a hedging program to mitigate the risk of reduced income from changes in interest rates during the period after a Contract is purchased and prior to the time it is sold in an asset-backed security. There is no assurance that this hedging program will benefit the Company or offset entirely corresponding losses with respect to Contracts affected by an interest rate fluctuation; or that the hedging program itself will not cause the Company to incur losses.

         Liquidity and Capital Resources

         NEGATIVE OPERATING CASH FLOWS. The Company's business requires substantial cash to support the funding of credit enhancement cash reserves and issuance costs for its asset securitizations, operating expenses, tax payments due in recognition of gain on sales of Contracts (for which no cash is received by the Company at the time of the sale), debt service and other cash requirements, including, potentially, a portion of the purchase price of the Contracts. These cash requirements increase as the volume of Contracts purchased and serviced by the Company increase. Historically, the Company has operated on negative cash flow and, depending upon the Company's growth of Contract purchase volumes, the structure of its interim financing facility and its Contract securitization program, its negative cash flow may continue into the foreseeable future. The Company has funded its negative operating cash flows principally through borrowings under the NIM Facility (and the bridge facility retired by the NIM Facility) and proceeds from the sale of debt and equity securities. In order to execute its business strategy, the Company is dependent upon the Repurchase Facility (and the replacement of the Repurchase Facility in 1997 if the Company elects to exercise its option to terminate), its asset securitization program, its ongoing ability to access capital markets to obtain long term debt and equity capital and, possibly, the sale of Subordinated Securities. Factors that affect the Company's access to capital markets or the cost of capital include, among others, interest rates, general economic conditions and the Company's results of operations, financial condition, business prospects (including competitive conditions), leverage and the performance of its asset securitizations. In addition, covenants in the subordinated notes and in future debt securities and financing facilities may significantly restrict the Company's ability to incur additional indebtedness or issue new equity securities.

         DEPENDENCE UPON FINANCING FACILITIES. To date, the Company has financed its acquisition of Contracts primarily through the Repurchase Facility. Cargill Financial Services Corp. ("Cargill") finances 100% of the purchase price of the Contracts under the Repurchase Facility. In January 1997, the Company entered into an agreement with Cargill modifying the existing repurchase facility between the Company and Cargill. Under the terms of the agreement, the Company will have the right, at its option, to terminate the Repurchase Facility at any time through May 31, 1997, by providing Cargill with 14 days written notice. The Company intends to exercise this option if a facility with a lower cost of funds can be found to replace the Repurchase Facility. The Company anticipates that a replacement facility would limit financing to approximately 93% of the purchase price of the Contracts. This would require the Company to use cash resources for a portion of Contract purchases. The Company has also used the proceeds of the NIM Facility with Cargill to finance credit enhancement and securitization expenses arising from the issuance of asset-backed securities and for working capital. A breach under either the Repurchase Facility or the NIM Facility could prohibit the Company from obtaining financing under both of the facilities.

         DEPENDENCE UPON ASSET SECURITIZATIONS. The Company recently has relied and expects to continue to rely on the issuance of asset-backed securities as a means of providing long-term, fixed rate financing of Contracts and generating servicing revenues. Gains from the issuance of these securities are expected to generate a significant portion of the Company's revenues. The gain on sale, however, does not generate any cash in the short term and, under its current structure, is subject to taxation, and thus, contributes to negative cash flow. The timing of the issuance of any asset-backed security is affected by a number of factors, some of which are beyond the Company's control, including, among others, conditions in the asset-backed securities market, interest rates and approvals from third parties. Some or all of these factors may cause delays in closing a securitization or may even prevent such transactions entirely. Further, the Company's asset securitization program could be adversely affected by the performance of its existing securitizations, any significant changes in its credit enhancement requirements and/or the loss of its guaranty relationship with FSA.

         Competition and Consolidation of Industry

         The automobile financing business, and the non-prime credit segment in which the Company operates, are highly competitive. The Company competes with a growing number of publicly and privately held national, regional and local companies that specialize in non-prime automobile finance. In addition, the Company competes, or may compete in the future, for business with more traditional automobile financing sources, such as commercial banks and automobile manufacturers' captive finance companies. Many of the Company's competitors and potential competitors have substantially greater financial, marketing and other resources than the Company, and may be more successful in expanding into new geographic markets, building dealer networks and increasing market share through internal growth or acquisition. The larger, more established companies have access to capital markets for unsecured commercial paper, investment-grade corporate debt instruments and to other funding sources that may provide them with an advantageous cost of capital relative to the Company's cost of capital. The non-prime finance segment of the automobile financing industry, which is currently highly fragmented, may be subject to significant future consolidation.

         Geographic Concentration

         The Company's Contract purchases currently are concentrated in California, Texas, Florida and Pennsylvania. As of December 31, 1996, 61% of the Contracts serviced by ACC were purchased from Dealers in these states. An economic slowdown or recession, or a change in the regulatory or legal environment, in one or more of these states could have a material adverse effect on the performance of the Company's existing Contract portfolio and on its Contract purchases.

         Impact of Government Regulation and Litigation

         The Company's business is subject to numerous federal and state consumer protection laws and regulations which are subject to change. An adverse change in or interpretation of existing laws or regulations, the promulgation of any new laws or regulations, or the failure to comply with any of such laws and regulations could have an adverse effect on the Company's business and its financial condition.

         Given the consumer-oriented nature of the industry, industry participants are from time to time named as defendants in litigation involving alleged violations of federal and state consumer protection or other similar laws and regulations. A judgment against the Company in connection with any litigation could have a material adverse effect on the Company's financial condition and its results of operations. In addition, if it were determined that a Dealer failed to comply with applicable laws or a number of Contracts purchased by the Company involved violations of applicable laws, the Company's financial condition and results of operations could be materially adversely affected. Further, an adverse judgment against a competitor relating to a standard business practice in the industry could have a material adverse effect on the non-prime automobile finance industry and on the Company.

         Dependence on Key Personnel

         The Company is dependent upon its founding executive officers, Rocco J. Fabiano, Gary S. Burdick and Rellen M. Stewart (the "Founders"). The loss of the services of one or more of the Founders could have a material adverse effect on the Company's business and there is no assurance that the Company would be able to replace any of the Founders without incurring additional costs or without disruptions to the Company. The Company maintains key man life insurance in the amount of $500,000 on each of the Founders.

         The Company's ability to implement its business strategy depends upon its ability to attract and retain a sufficient number of qualified employees to maintain its underwriting standards and collection procedures and to support its expansion into new geographic markets. There is no assurance that the Company will be able to recruit and retain such personnel.

         Dependence on Dealer Relationships

         The Company's ability to expand into new geographic markets and to maintain or increase its volume of Contract purchases is dependent upon maintaining and expanding the network of Dealers from which it purchases Contracts. The Company's loss of any of its RSMs could adversely affect the Company's relationships with participating Dealers and future purchases of Contracts. Increased competition, including without limitation, competition from captive finance companies and other factors, could have an adverse effect on the Company's ability to maintain or expand its Dealer network.

         Changes In Market Conditions

         The Company's business of financing automobile sales is directly related to the automobile industry's sales of new and used automobiles. Automobile sales are cyclical in nature and are affected by general economic conditions, including employment rates, interest rates, real wages and other economic conditions. An increase in interest rates, economic slowdown or recession could adversely affect automobile sales and, in turn, reduce the number of Contracts available for purchase by automobile finance companies such as the Company. A change in general economic conditions also could affect adversely the performance of the portfolio of Contracts owned and serviced by the Company, including Contracts sold in asset-backed securities.

         Reliance on Systems and Controls

         The Company depends heavily upon its systems and controls, many of which are designed specifically for its business. These systems and controls support the evaluation, acquisition, monitoring, collecting and administering of the Company's portfolio as well as support general accounting and other management functions of the Company. There is no assurance that these systems and controls, including those specially designed and built for the Company, are adequate or will continue to be adequate to support the Company's growth. A failure of the automated systems, including a failure of data integrity or accuracy, could have a material adverse effect upon the Company's business and financial condition.

EMPLOYEES

         As of December 31, 1996, the Company had 225 full-time employees. The Company believes that its relations with its employees are good. The Company is not a party to any collective bargaining agreement.

ITEM 2.  PROPERTY

         The Company's headquarters are located in San Diego, California, where it leases approximately 25,000 rentable square feet of general office space from unaffiliated lessors. The headquarters leases expire at various times between January 1998 and March 2002. The base monthly rent for all San Diego properties leased by the Company is $37,000. The Company has an option to extend most of the headquarters lease for an additional three years upon terms substantially similar to those of the existing lease. The Company also leases from unaffiliated lessors four offices that it uses as regional credit centers, located in Dallas, Texas; Atlanta, Georgia; Miami, Florida; and Newark, Delaware. The office in Dallas consists of approximately 2,075 rentable square feet for which the lease expires January 1, 1998. The base monthly rent is $2,334. The Company has an option to renew the lease for an additional three years, on substantially similar terms. The office in Atlanta consists of approximately 2,100 rentable square feet for which the lease expires January 31, 1998. The monthly rent is $2,481. The office in Miami consists of approximately 1,662 rentable square feet for which the lease expires June 10, 2001. The base monthly rent is $2,100. The office in Newark consists of approximately 3,414 rentable square feet for which the lease expires April 15, 1999. The base monthly rent is $5,050.

         The Company plans to enter into an agreement to lease new corporate headquarters space in San Diego, California from an unaffiliated lesser. The building is currently under construction and the Company is expected to move and begin paying rent in October 1997. The new office space consists of approximately 37,000 rentable square feet. The base monthly rent is approximately $61,000, subject to annual increases. The lease would expire in October 2005. The Company plans to sublease its existing headquarters office space which it has outgrown.

ITEM 3.  LEGAL PROCEEDINGS

         As of the date of this Form 10-K, the Company is involved as a defendant in certain litigation and threatened litigation arising in the normal course of business. While the outcome of the pending and threatened litigation cannot be predicted with certainty, the Company's management believes that all pending and threatened claims will be resolved on terms and for amounts that will not have a material effect on the Company's business or consolidated financial condition.

         The Company regularly initiates and intends to continue initiating legal proceedings as a plaintiff in connection with its routine collection activities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S EQUITY AND RELATED STOCKHOLDERS MATTERS

         The Company's common stock is traded on the Nasdaq National Market under the symbol ACCI. The high, low and daily average bid prices of the common stock for the year ended December 31, 1996 are listed below.

                          ENDING      HIGH         LOW       AVERAGE
                          ------      ----         ---       -------
First Quarter (1)           N/A         N/A          N/A         N/A
Second Quarter (1)       $ 7.50      $ 9.63       $ 7.25      $ 8.00
Third Quarter ....       $ 8.75      $ 9.50       $ 5.63      $ 8.13
Fourth Quarter ...       $ 9.63      $10.13       $ 8.38      $ 9.13

(1)  Began trading as a public company on May 17, 1996.

As of March 14, 1997, there were approximately 34 stockholders of record of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

         The following tables set forth certain summary consolidated financial information for the Company. The following information as of December 31, 1996, and 1995, and for the years ended December 31, 1996, and 1995, the six-month transition period ended December 31, 1994, and for the period from July 15, 1993 (inception), through June 30, 1994, has been derived from the Company's Consolidated Financial Statements which have been audited by KPMG Peat Marwick LLP, independent auditors, whose report with respect thereto appears elsewhere in this Form 10-K. The information as of December 31, 1994, and June 30, 1994, has been derived from audited Consolidated Financial Statements of the Company which are not presented herein. The consolidated financial data should be read in conjunction with the Consolidated Financial Statements and related notes thereto and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                                                                   SIX-MONTH           JULY 15, 1993
                                                                                                  TRANSITION            (INCEPTION)
                                                     YEAR ENDED             YEAR ENDED            PERIOD ENDED            THROUGH
                                                      DEC. 31,                DEC. 31,              DEC. 31,              JUNE 30,
                                                        1996                 1995(1)                1994(1)               1994(1)
                                                    ------------           ------------           -----------           -----------
STATEMENT OF OPERATIONS DATA:
    Net Interest Income Before
       Provision for Contract Losses .....          $  4,700,124           $  3,332,354           $ 2,187,843           $   606,177
    Gain on Sale of Contracts ............            15,186,889              8,056,136                    --                    --
    Servicing Income and Ancillary Fees ..             4,914,668              1,757,257                28,237                 6,653
    Litigation Settlement Income .........                    --                     --               325,000                    --
                                                    ------------           ------------           -----------           -----------
    Total Revenues .......................            24,801,681             13,145,747             2,541,080               612,830
       Provision for Contract Losses .....            (1,113,069)              (673,802)             (902,361)             (592,325)
    Operating Expenses ...................           (14,896,921)            (8,796,590)           (2,630,925)           (2,608,467)
                                                    ------------           ------------           -----------           -----------
       Income (Loss) Before Taxes ........             8,791,691              3,675,355              (992,206)           (2,587,962)
    Income Tax Provision .................             3,692,000                209,000                    --                    --
                                                    ------------           ------------           -----------           -----------
    Net Income (Loss) ....................          $  5,099,691           $  3,466,355           $  (992,206)          $(2,587,962)
                                                    ============           ============           ===========           ===========

Income per Common Share and Equivalent (2)
    Primary ..............................          $       0.68           $       0.61                    $-                    $-
    Fully Diluted ........................          $       0.67           $       0.60                    $-                    $-

Weighted-average shares
    Primary ..............................             7,542,371              5,661,046                    --                    --
    Fully Diluted ........................             7,588,476              5,737,258                    --                    --
Ratio of Earnings to fixed charges(3) ....                  2.80                   1.84                    --                    --

                                              DEC. 31, 1996        DEC. 31, 1995          DEC. 31, 1994          JUNE 30, 1994
                                              -------------        -------------          -------------          -------------
BALANCE SHEET DATA:
    Total  Assets ...................          $64,633,390           $46,908,938           $ 42,331,518           $ 16,819,783
    Installment Contracts, Net ......           24,507,335            28,697,166             38,613,239             14,956,735
    Asset-Backed Securities Held-to-
      Maturity ......................                   --             3,910,080                     --                     --
    Asset-Backed Securities Available
       for Sale .....................            7,832,174                    --                     --                     --

    Excess Servicing Receivables ....           15,573,618             5,590,878                     --                     --
    Repurchase Facility, Net ........           11,026,130            29,708,252             40,492,594             14,992,610
    Long-Term Borrowings ............           19,528,369             7,959,083                205,919                     --
    Total Liabilities ...............           40,113,674            40,624,138             41,433,745             15,213,409
    Redeemable Preferred Stock ......                   --             6,279,049              4,358,377              4,108,400
    Shareholders' Equity ............           24,519,716                 5,751             (3,460,604)            (2,502,026)
Return on Average Assets ............                 9.24%                 6.92%                    --                     --
Return on Average Equity (4) ........                30.81%               102.37%                    --                     --

(1) As of January 1, 1995, the Company changed its fiscal year end from June 30 to December 31. Each of the periods ended June 30, 1994, December 31, 1994, and December 31, 1995, is an audited period.

(2) Due to the significant changes in the capital structure of the Company upon the closing of the initial public offering, historical net income
      (loss) per share prior to the year ended December 31, 1995, is not presented.

(3) For the six-month transition period ended December 31, 1994 and the period from July 15, 1993 (inception) through June 30, 1994, earnings were not sufficient to cover fixed charges as the Company recognized a net loss in both periods.

(4) The calculation of return on average equity for December 31, 1995, includes redeemable Preferred Stock.

                                                                                                           PERIOD FROM
                                                                                            SIX-MONTH     JULY 15, 1993
                                                                                           TRANSITION      (INCEPTION)
                                                       YEAR ENDED         YEAR ENDED      PERIOD ENDED       THROUGH
                                                         DEC. 31,           DEC. 31,        DEC. 31,         JUNE 30,
                                                          1996               1995             1994            1994
                                                        --------           --------          -----            -----
OPERATING DATA AND CONTRACT PURCHASE DATA
(DOLLARS IN THOUSANDS):

Average Servicing Portfolio ..................          $142,450           $ 44,715          $    --          $    --
Average Unsold Contracts .....................            34,376             34,222           29,988            3,859
Average Total Servicing Portfolio ............           176,826             78,937           29,988            3,859
Average Repurchase Facility Balance ..........            37,245             38,216           28,040            3,190
Contracts Sold ...............................           190,760            101,016               --               --
Amount of Contracts Purchased ................           193,873             98,871           29,380           17,353
Average Coupon on Contracts ..................             20.66%             20.00%           19.88%           20.11%
Average Original Term of
    Contracts (Months) .......................                57                 57               55               54
Average Discount on Contracts,
    Including Acquisition Fees ...............              4.63%              6.39%            7.72%            8.40%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         From the inception of the Company on July 15, 1993, through April 30, 1995, the primary source of revenue for the Company was net interest income on the Contracts owned by the Company. In May 1995, the Company initiated an asset-backed securitization program by which the Company sells its Contracts and retains subordinate asset-backed securities ("Subordinated Securities") or performing Contracts pledged as credit enhancements ("Spread Receivables"), excess servicing receivables ("ESRs") and credit enhancement cash reserves. Through December 31, 1996, the Company has sold $292 million of Contracts through asset securitizations. Since initiation of the asset-backed securitization program, the Company's earnings have been increasingly attributable to the gains recognized on the sale of the Contracts and servicing revenues generated in conjunction with servicing those sold Contracts. In contrast, interest income is expected to be a declining portion of total revenues.

         Until such time as the Contracts are sold in asset-backed securities, Contracts are pledged as collateral to, and are financed under, a financing facility ("Repurchase Facility"). Unless terminated prior to May 31, 1997, (See Footnotes 9 and 19 to the notes to consolidated financial statements) at the option of the Company, the Repurchase Facility extends through July 15, 1998. The Company also has the option of pledging the Subordinated Securities, ESRs and credit enhancement cash reserves for borrowings under a separate financing facility ("NIM Facility"), which expires in May 1998.

         On May 16, 1996, the Company sold, in an initial public offering, 2,000,000 shares of its Common Stock which generated net proceeds of approximately $12.5 million. The proceeds were used to partially pay-down the NIM Facility (included in Other Borrowings on the Company's Consolidated Balance Sheet), temporarily reduce advances on the Repurchase Facility and for other general corporate purposes. In addition, each share of the Company's redeemable Preferred Stock automatically converted into 23 shares of Common Stock upon consummation of the offering. Total cumulative dividends of $574,454 were paid to the holders of the redeemable Preferred Stock subsequent to the conversion. On November 18, 1996, the Company issued $20 million of 10.25% subordinated notes due 2003 (the "Notes") in a public offering which generated net proceeds of approximately

$19.0 million after deducting the underwriting discount and issuance costs. The proceeds were used to pay-off the outstanding balance of the NIM Facility, temporarily reduce advances on the Repurchase Facility and for other general corporate purposes.

RESULTS OF OPERATIONS

         The Year Ended December 31, 1996, Compared to the Year ended December 31, 1995

         During the year ended December 31, 1996, income before taxes increased 139% to $8.8 million. This increase is primarily due to increases in the gain on sale of Contracts and servicing and ancillary fees totaling $10.3 million which resulted from an increase in the sale of Contracts and an increase in the average balance of sold Contracts ("Servicing Portfolio"). During the year ended December 31, 1996, Contracts sold were $191 million and the average Servicing Portfolio was $142 million, compared to $101 million sold and an average Servicing Portfolio of $45 million during the same period in 1995. Partially offsetting these increases was an increase in operating expenses of $6.1 million as a result of the Company's expanded purchasing and servicing operations. The Company reported net income after taxes of $5.1 million during the year ended December 31, 1996, compared to $3.5 million for the year ended December 31, 1995. Primary net income per common share and common share equivalent was $0.68 per share for the year ended December 31, 1996, based upon a weighted average of 7,542,371 primary shares outstanding, compared to $0.61 per share for the year ended December 31, 1995, based upon a weighted average of 5,661,046 primary shares outstanding.

         NET INTEREST INCOME. The Company earned approximately $4.7 million of net interest income during the year ended December 31, 1996, compared to $3.3 million during the year ended December 31, 1995. The principal source of the Company's net interest income was the net yield on Contracts (yield on Contracts less the cost of the Repurchase Facility) which amounted to $3.9 million during the year ended December 31, 1996, compared to $2.9 million during the year ended December 31, 1995. This increase resulted primarily from a higher yield on Contracts and a lower rate paid on the Repurchase Facility during the year ended December 31, 1996, compared to the same period in 1995. The yield on Contracts increased to 21.4% and the average rate on the Repurchase Facility decreased to 9.2% during the year ended December 31, 1996, compared to 19.3% and 9.7%, respectively, during the year ended December 31, 1995.

         During the year ended December 31, 1996, the Company earned interest income of $2.0 million on asset-backed securities, cash balances held in restricted accounts and as credit enhancement cash reserves, compared to $927,000 during the year ended December 31, 1995. This increase is primarily due to significant expansion of the asset-backed security program during the year ended December 31, 1996, as compared to the year earlier.

         The Company recognized interest expense on long term borrowings (total amounts owed in connection with the Notes, the NIM Facility and the lease liability) of $1.2 million during the year ended December 31, 1996, compared to $490,000 in the prior year. This increase is primarily due to a higher average outstanding NIM Facility balance during the year ended December 31, 1996, as compared to the year ended December 31, 1995. The average balance of the NIM Facility was $5.3 million and $2.1 million during the years ended December 31, 1996, and 1995, respectively. The average NIM Facility balance increased due to the Company's growth and cash needs. During the year ended December 31, 1996, the Company recognized $842,000 of interest expense in connection with the NIM Facility as compared to $319,000 of interest expense during 1995. Additionally, during the year ended December 31, 1996, the Company recognized $252,000 of interest expense in connection with the Notes issued on November 18, 1996.

         CONTRACT LOSS PROVISION. The Company recorded a provision for Contract losses of $1.1 million for the year ended December 31, 1996, compared to $674,000 for the year ended December 31, 1995. The allowance for Contract losses is maintained at a level deemed by management to be adequate to provide for losses in the held-for-investment portfolio. The provision for 1996 included a $440,000 loss allowance for Contracts that are ineligible for sale due to delinquency status as well as a $125,000 allowance for losses for the Spread Receivables, which, although performing, are deemed held-for investment. The 1995 provision related only to delinquent Contracts and included a provision of $1.1 million and a one-time recapture of $440,000 from the allowance for Contract losses provided for in a prior period on Contracts sold in conjunction with the 1995-A Transaction.

         SERVICING REVENUES. The Company recorded $4.9 million of servicing and ancillary fees for the year ended December 31, 1996, compared to $1.8 million for the year ended December 31, 1995. This substantial increase in servicing revenues arose from an increase in the average size of the Servicing Portfolio to $142 million during the year ended December 31, 1996, as compared to $45 million during the same period in 1995. Until the completion of the 1995-A Transaction in May 1995, the Company did not service Contracts for others and recognized no servicing revenue other than ancillary fees. Future servicing revenues could be adversely affected if the level of charge-offs and prepayments in any pool of Contracts sold exceeds the Company's estimate of such levels at the time of the sale of such Contracts in asset-backed securities.

         GAIN ON THE SALE OF CONTRACTS. The Company recognized a gain on sale of Contracts of $15.2 million during the year ended December 31, 1996, representing approximately 8% of the $191 million of Contracts sold in connection with the 1996-A Transaction, 1996-B Transaction, 1996-C Transaction and 1996-D Transaction, compared to $8.1 million, or approximately 8% of the $101 million of Contracts sold in connection with the 1995-A Transaction and 1995-B Transaction in the year ended December 31, 1995. (See Footnote 1(i) of the notes to consolidated financial statements for the methodology used to calculate the gain on sale.)

         OPERATING EXPENSES. The Company reported operating expenses of $14.9 million during the year ended December 31, 1996, compared to $8.8 million for the year ended December 31, 1995. The increase in expenses reflected the growth in the amount of Contracts purchased and serviced by the Company. The operating expense ratio (annualized operating expenses as a percentage of average Contracts owned and serviced) improved to 8.4% for the year ended December 31, 1996, from 10.7% during the year ended December 31, 1995.

         Personnel expenses for the year ended December 31, 1996, were $8.3 million, compared to $5.3 million during the year ended December 31, 1995. Personnel expenses consisted primarily of salaries and wages, performance incentives, employee benefits and payroll taxes. The overall increase in personnel expenses reflected the growth of the Company's full-time employees from 139 as of December 31, 1995, to 225 as of December 31, 1996. The Company expects that its number of full-time employees will continue to increase commensurate with the growth of the Company's servicing portfolio.

         The Company's general and administrative expenses increased to $3.8 million for the year ended December 31, 1996, from $2.4 million for the year ended December 31, 1995. These expenses consisted primarily of telecommunications expenses, travel expenses, marketing expenses, professional fees, insurance expenses, credit bureau expenses and management information systems expenses. The increase in general and administrative expenses reflected the substantial expansion of the Company's operations.

         Servicing expenses increased to $1.8 million for the year ended December 31, 1996, compared to $408,000 for the year ended December 31, 1995, due to the substantial growth of the total Contracts owned and serviced. These expenses consisted primarily of out-of-pocket collection, repossession and liquidation expenses.

         Occupancy and equipment expenses increased to $521,000 for the year ended December 31, 1996, from $372,000 for the year ended December 31, 1995. The increase in occupancy and equipment expenses reflected the expansion of the Company's headquarters office space and its regional operations since December 31, 1995. The Company expects its occupancy expenses to continue to increase as the Company expands its headquarters facility to accommodate the expansion of the Company's operations.

         INCOME TAXES. For the year ended December 31, 1996, the effective tax rate was 42%, compared to 5.7% for the year ended December 31, 1995. The low effective tax rate for the year ended December 31, 1995, was due to the reversal of the valuation allowance on gross deferred tax assets of $1.4 million during the year ended.

         The Year Ended December 31, 1995, Compared to the Six-Month Transition Period Ended December 31, 1994, and the Period from July 15, 1993, (inception) through June 30, 1994

         At the inception of the Company on July 15, 1993, the Company adopted a fiscal year end of June 30. The Company's initial fiscal year ended June 30, 1994 ("Initial Fiscal Year"). On January 23, 1996, the Company elected to change its fiscal year end to December 31, with the change effective as of January 1, 1995. The purpose of this change was to conform the Company's fiscal year to the fiscal year adopted by its primary competitors. As a result of the change in fiscal year end, the transition period from July 1, 1994, through December 31, 1994, ("Transition Period") constitutes an audited period. Neither the actual results of the Transition Period nor the annualized results of the Transition Period are indicative of the results that would have been achieved in a 12-month fiscal year.

         The Company reported net income of $3.5 million during the year ended December 31, 1995, compared to net losses of $992,000 for the Transition Period and $2.6 million for the Initial Fiscal Year. The Company's purchasing and servicing operations expanded significantly during the year ended December 31, 1995, compared to the Transition Period and the Initial Fiscal Year. During the year ended December 31, 1995, the Company sold $101 million of Contracts in asset-backed securities and recognized an $8.1 million gain on the sale of such Contracts. The Company did not sell Contracts during the Transition Period or the Initial Fiscal Year.

         NET INTEREST INCOME. The Company generated approximately $3.3 million of net interest income during the year ended December 31, 1995, compared to $2.2 million in the Transition Period and $606,000 in the Initial Fiscal Year. The principal source of the Company's net interest income was the net yield on Contracts, which amounted to $2.9 million during the year ended December 31, 1995 compared to $2.2 million during the Transition Period and $557,000 during the Initial Fiscal Year.

         During the year ended December 31, 1995, the Company recognized interest income of $114,000 from discount amortization, compared to $424,000 during the Transition Period and $96,000 during the Initial Fiscal Year. As of January 1, 1995, the Company deemed all of its Contracts to be held-for-sale, except Contracts which were 31 days or more delinquent. Thereafter, the Company discontinued the amortization of the purchase discounts, except in the case of Contract payoffs.

         In addition, during the year ended December 31, 1995, the Company earned interest income of $927,000 on asset-backed securities and cash balances held in restricted accounts, and paid interest of $490,000 on other borrowings.

         CONTRACT LOSS PROVISION. The Company recorded a provision for Contract losses of $674,000 for the year ended December 31, 1995, compared to $902,000 for the Transition Period and $592,000 for the Initial Fiscal Year. The allowance for Contract losses is maintained at a level deemed by management to be adequate to provide for losses in the held-for-investment portfolio.

         SERVICING REVENUES. The Company recorded $1.8 million of servicing and ancillary fees during the year ended December 31, 1995, compared to $28,000 for the Transition Period and $7,000 for the Initial Fiscal Year. The substantial increase in servicing revenues in the year ended December 31, 1995, arose from eight months of servicing on the 1995-A Transaction and four months of servicing on the 1995-B Transaction. Since the Company had not yet sold any Contracts in asset-backed securities in the Transition Period or the Initial Fiscal Year, the Company's servicing revenues were limited to ancillary fees during those periods.

         GAIN ON THE SALE OF CONTRACTS. The Company recognized a gain on sale of $8.1 million in the year ended December 31, 1995, representing 8.0% of the principal amount of $101 million in Contracts sold in the 1995-A Transaction and the 1995-B Transaction. There were no such transactions in the Transition Period or in the Initial Fiscal Year. (See Footnote 1(i) of the Notes to Consolidated Financial Statements for the methodology used to calculate the gain on sale.)

         LITIGATION SETTLEMENT INCOME. During the Transition Period, the Company received a payment of $325,000 in connection with the settlement of litigation. Management does not expect this source of income to be recurring.

         OPERATING EXPENSES. The Company reported operating expenses of $8.8 million during the year ended December 31, 1995, compared to $2.6 million for the Transition Period and $2.6 million for the Initial Fiscal Year. The increase in expenses reflected the growth in the amount of Contracts purchased and serviced by the Company.

The operating expense ratio improved to 10.7% for the year ended December 31, 1995, from 16.4% for the Transition Period and 82.6% for the Initial Fiscal Year.

         Personnel expenses for the year ended December 31, 1995, were $5.3 million, compared to $1.7 million for the Transition Period and $1.9 million for the Initial Fiscal Year. The increase in personnel expenses reflected the growth of the Company's full-time employees from 64 as of June 30, 1994, to 82 as of December 31, 1994, and 139 as of December 31, 1995.

         The Company's general and administrative expenses increased to $2.4 million for the year ended December 31, 1995, from $701,000 for the Transition Period and $493,000 for the Initial Fiscal Year. These expenses consisted primarily of telecommunications expenses, travel expenses, marketing expenses, professional fees, insurance expenses, credit bureau expenses and management information systems expenses. The increase in general and administrative expenses reflected the substantial growth of the Company.

         Servicing expenses increased to $408,000 for the year ended December 31, 1995, as compared to $56,000 for the Transition Period. The increase in servicing expenses is due to the substantial growth of the portfolio of owned and sold Contracts. Due to the low collection and repossession activity experienced by the Company during the Initial Fiscal Year, the Company incurred no servicing expenses.

         Occupancy and equipment expenses increased to $372,000 for the year ended December 31, 1995, from $101,000 for the Transition Period and $101,000 for the Initial Fiscal Year. The increase in occupancy and equipment expenses generally reflected growth in the activity of the Company. More specifically, the Company significantly expanded its headquarters office space and its regional operations since December 31, 1994.

         INCOME TAXES. For the year ended December 31, 1995, representing the Company's first year of earnings, the effective tax rate was 5.7% compared to zero for the Transition Period and the Initial Fiscal Year. This low effective tax rate for the year ended December 31, 1995, was due to the reversal of the valuation allowance on gross deferred tax assets of $1.4 million during the year.

CREDIT PERFORMANCE

         The tables below provide the Company's historic delinquency experience and net charge-off experience with respect to its entire contract portfolio, which includes Contracts owned by the Company and Contracts sold in asset-backed securities, at the dates, and for the periods, indicated. All amounts and percentages are based on the full amount remaining to be repaid on each Contract, net of any unearned finance charges.

                                                                            DELINQUENCY EXPERIENCE
                                            ------------------------------------------------------------------------------------
                                            DEC. 31,           SEPT. 30,          JUNE 30,           MAR. 31,           DEC. 31,
                                              1996               1996               1996               1996               1995
                                            --------           --------           --------           --------           --------
Gross Servicing Portfolio (000s) .          $251,751           $209,761           $172,562           $139,969           $117,539
Period of Delinquencies (000s)(1):
  31-60 Days .......................           8,323              6,234              4,827              2,256              3,217
  61-90 Days .......................           2,847              1,832              1,347              1,010              1,171
  91 Days ..........................           1,516              1,088                662                561                608
                                            --------           --------           --------           --------           --------
Total Delinquencies (000s) .........        $ 12,686           $  9,154           $  6,836           $  3,827           $  4,996
                                            ========           ========           ========           ========           ========
Total Delinquencies as a
  Percentage of
  Servicing Portfolio ..............            5.04%              4.36%              3.96%              2.73%              4.25%
Amount in Repossession (000's) (2)          $  2,216           $  1,685           $  1,369           $  1,130           $    861
Amount in Repossession as a
  Percentage of Servicing
  Portfolio ........................            0.88%              0.80%              0.79%              0.81%              0.73%

                                                                          NET CHARGE-OFF EXPERIENCE
                                                                         FOR THE THREE MONTHS ENDED
                                            ------------------------------------------------------------------------------------
                                            DEC. 31,           SEPT. 30,         JUNE 30,            MAR. 31,           DEC. 31,
                                              1996               1996               1996               1996               1995
                                            --------           --------           --------           --------           --------
Average Servicing Portfolio
   Outstanding  (000s) (3) .......          $232,617           $191,162           $156,266           $128,754           $108,784
Net Charge-offs (000s) (4)(5) ....          $  2,945           $  2,227           $  1,329           $  1,417           $  1,233
Annualized Net Charge-offs as a
   Percentage of Average Servicing
   Portfolio .....................              5.06%              4.66%              3.40%              4.40%              4.53%

(1) The Company considers a Contract delinquent when an obligor fails to make at least 90% of the contractual payment by the stated due date. The period of delinquency is based upon the number of days payments are contractually past due. Contracts not yet 31 days past due are not considered to be delinquent. As of December 31, 1996, the Company had granted payment extensions of 30 days or more for Contracts representing 1.45% of the outstanding balance of the entire contract portfolio, and these contracts were not considered delinquent.

(2) Amount in repossession represents the outstanding principal on Contracts for which vehicles have been repossessed, but not yet liquidated.

(3) For the three-month period ended December 31, 1996, average of receivables outstanding as of the beginning and the end of each month during the period. For prior periods, average of receivables outstanding as of the beginning and the end of the period presented.

(4) Charge-off amounts exclude the effect of accrued interest, discounts paid by the dealers and potential recoveries from legal proceedings against borrowers.

(5) Net charge-offs are net of recoveries and include the remaining Contract balance at time of charge-off. In the case of repossession, net charge-offs include the remaining Contract balance at the time of repossession less liquidation proceeds (for disposed vehicles), NADA wholesale value (for vehicles repossessed but not sold) or claims receivable under the Company's VSI insurance. Net charge-offs do not include repossessions that are less than 120 days delinquent and are not yet charged-off.

         The management of the Company believes that the payment practices of its borrowers are partially a function of the time of year. Since these borrowers typically have low disposable incomes, they tend with more frequency to become late in payments on their Contracts during the fall and early winter months, when the holiday season generates competing demands for their limited disposable income and when these borrowers encounter weather-related work slow-downs. As a result, if all other factors are equal, management expects delinquencies to be highest in the fourth calendar quarter. Due to the 60-120 day lag between initial delinquency and charge-off, management expects these seasonal factors to cause charge-offs to be highest in the fourth and first calendar quarters. The increase in charge-offs during the three-month period ended December 31, 1996, as compared to the three-month period ended December 31, 1995, is primarily due to the seasoning of the total Contract portfolio.

         Since January 1, 1995, the Company has maintained, at its own expense, vendor single interest ("VSI") insurance that protects the Company's interest in the collateral against uninsured physical damaged (including total loss) and skips. For the year ended December 31, 1996, the Company's recoveries on its VSI insurance reduced its net charge-offs (including Contracts owned and sold) by $923,000 and the total premiums paid by the Company were $766,000. For the year ended December 31, 1995, the Company's recoveries on its VSI insurance reduced its net charge-offs by $410,000 and the total premiums paid by the Company were $198,000. Commencing January 1, 1997, VSI insurance will be provided by a new carrier. The terms of this new policy are almost identical in nature except that losses due to skips will no longer be covered. Historically, most skips have been located either by the Company or by the VSI insurance provider, and the Company believes that it can internally manage skips more efficiently.

ALLOWANCE FOR CONTRACT LOSSES

         The Company maintains an allowance for losses on Contracts that are held-for-investment. The Company determines an allowance for Contract losses based on an estimate of the losses inherent in the held-for-investment portfolio, including estimates of the frequency of defaults for various delinquency ranges and the expected average severity of losses on these defaults. As of December 31, 1996, in addition to delinquent Contracts, Contracts held-for-investment included approximately $2.9 million of Spread Receivables pledged as additional credit enhancement in connection with the 1996-D Transaction. The allowance for Contract losses as of December 31, 1996, for both delinquent Contracts and the Spread Receivables was $565,000, or 14% of the Contracts held-for-investment. As of December 31, 1996, the allowance for Contract losses as a percentage of delinquent Contracts was 46%. As of December 31, 1995, Contracts held-for-investment was entirely composed of Contracts that were ineligible for sale due to delinquency status and the allowance for Contract losses was $477,000, or 46% of delinquent Contracts.

         In connection with the valuation of the ESRs, the Company projects losses in the pool of Contracts which effectively represents the estimated undiscounted recourse loss allowance contained within the valuation of the ESRs. As of December 31, 1996, the estimated undiscounted recourse loss allowance embedded in the ESRs (excluding accrued interest) was $19.2 million. The combined allowance for losses on Contracts held-for-investment and the recourse loss allowance embedded in the ESRs was 7.9% of the Contracts owned and serviced as of December 31, 1996, as compared to 6.4% at December 31, 1995.

FINANCIAL CONDITION AND LIQUIDITY

         To date, the Company's financing needs have been primarily driven by two factors. First, the Company requires working capital to fund its operating expenses because the net interest income earned on the Contracts owned by the Company is restricted and not available for general operating purposes. Second, the securitization program is capital intensive as the Company must fund credit enhancement and securitization expenses. The Company expects to have an ongoing need for cash to support operations, Contract purchases and the securitization program. ACC's only substantial source of cash comes from fees generated from servicing Contracts pledged to Cargill in conjunction with the Repurchase Facility and Contracts sold in asset-backed securities. Because ACC is responsible for virtually all operating expenses, ACC regularly requires cash infusions from its subsidiaries to fund operating expenses and to service ACC's indebtedness. These cash infusions are recognized as intercompany loans and are eliminated during consolidation of the financial statements of the Company.

         To date, the Company has financed its acquisition of Contracts primarily through the Repurchase Facility. Cargill finances 100% of the purchase price of the Contracts under the Repurchase Facility. In January 1997, the Company entered into an agreement with Cargill granting the Company the option to terminate the Repurchase Facility at any time through May 31, 1997, by providing Cargill with 14 days' written notice and retiring the outstanding balance of the facility. In exchange for the option, the Company issued to Cargill 174,500 shares of unregistered Common Stock with a fair value of $10.88 per share as of the date of issuance. If the Company does not exercise the option, then the fair value of the shares will be credited against future repurchase fees that became payable under the Repurchase Facility. The Company intends to exercise this option if a commercial paper or other facility with a lower cost of funds can be found to replace the Repurchase Facility. The Company anticipates that a replacement commercial paper facility would limit financing to approximately 93% of the purchase price of the Contracts. This would require the Company to use cash resources to fund a portion of Contract purchases. The Company has also used the proceeds of the NIM Facility (a collateralized facility with a maximum borrowing base of $10 million, with interest at LIBOR plus 7%) and the proceeds from the sale of the equity and debt securities to finance credit enhancement and securitization expenses arising from the issuance of asset-backed securities and for working capital. A breach under either the Repurchase Facility (or a replacement facility) or the NIM Facility could prohibit the Company from obtaining financing under both of the facilities.

         The Company's business requires substantial cash to support the funding of credit enhancement cash reserves and issuance costs for its asset securitizations, operating expenses, tax payments due under the asset securitization structure used for the six securitizations completed through December 31, 1996, in recognition of gain on sales of Contracts (for which no cash is received by the Company at the time of the sale), debt service and other cash requirements, including, potentially, a portion of the purchase price of the Contracts. These cash requirements increase as the volume of Contracts purchased and serviced by the Company increase. Historically, the Company has operated on negative cash flow and, depending upon the Company's growth of Contract purchase volumes and its Contract securitization program, its negative cash flow may continue into the foreseeable future. The Company has funded its negative operating cash flows principally through borrowings under the NIM Facility (and the bridge facility retired by the NIM Facility), proceeds from the Notes and from the sale of equity securities. In order to execute its business strategy, the Company is dependent upon the Repurchase Facility (and the replacement of the Repurchase Facility in 1997 if the Company elects to exercise its option to terminate), its asset securitization program, its ongoing ability to access capital markets to obtain long term debt and equity capital and, possibly, the sale of Subordinated Securities (reclassified as available-for-sale as of December 31, 1996). Factors that affect the Company's access to capital markets or the cost of capital include, among others, interest rates, general economic conditions and the Company's results of operations, financial condition, business prospects (including competitive conditions), leverage and the performance of its asset securitizations. In addition, covenants in the indenture for the Notes and in future debt securities and financing facilities may significantly restrict the Company's ability to incur additional indebtedness or issue new equity securities.

         During the years ended December 31, 1996, and 1995, cash generated from payments received on Contracts financed under the Repurchase Facility was used to reduce indebtedness under, or was deposited into restricted accounts as additional collateral for, the Repurchase Facility. Proceeds from the securitization of Contracts were also used by the Company to reduce indebtedness under the Repurchase Facility. Following each of the asset securitization transactions, excess servicing cash flows were deposited into restricted accounts to build credit enhancements. Once the amounts in these credit enhancement cash reserves reach required levels, any additional excess servicing revenues are distributed to the Company. Under normal circumstances, the Company expects to meet required levels eight to 12 months following the effective date of a securitization. However, there is no assurance that this expectation will be met and the occurrence of any triggering event would delay release of excess cash by increasing credit enhancement cash reserve requirements on those transactions. As of the date of this document, a trigger event has occurred in both the 1995-B Transaction and the 1996-A Transaction and the triggers have not been waived.

         During the year ended December 31, 1996, the Company used net cash from operations of $8.8 million, compared to net cash provided by operations of $771,000 during the year ended December 31, 1995. The decrease in cash provided by operations was primarily due to a net decrease in cash from the acquisition and sale of Contracts held-for-sale of $8.4 million. The Company owned Contracts of $26 million as of December 31, 1996, compared to $29 million as of December 31, 1995. The Company sold $191 million of Contracts and acquired $194 million of Contracts in the year ended December 31, 1996, compared to the sale of $101 million of Contracts and the acquisition of $99 million of Contracts in the year ended December 31, 1995. Additionally, the Company deposited $4.8 million into restricted cash accounts and in credit enhancement cash reserves during the year ended December 31, 1996, as compared to $3.2 million during the same period in 1995. The net cash used by operations in the Transition Period and the Initial Fiscal Year was $1.7 million and $3.4 million, respectively. The increase in net cash provided by operations in the year ending December 31, 1995, as compared to the Transition Period and the Initial Fiscal Year was primarily due to the income associated with the sale and servicing of Contracts in the 1995-A Transaction and 1995-B Transaction. Prior to 1995 the Company's sole source of servicing income was ancillary fees and, as the Company had made no loan sales, there was no excess servicing income.

         The net cash provided by investing activities was $2.6 million during the year ended December 31, 1996, compared net cash used of $808,000 in the year ended December 31, 1995. This increase in cash provided was primarily due to income associated with a larger portfolio of asset-backed securities, as well as a smaller balance of Contracts held-for-investment during the year ended December 31, 1996, as compared to the year ended December 31, 1995. The cash used in investing activities was $24.5 million and $16.1 million during the Transition Period and the Initial Fiscal Year, respectively. The decrease in cash used by investing activities during the year ending December 31, 1995, compared to the Transition Period and the Initial Fiscal Year, was the result of the classification of the Contracts to a held-for-sale status during the quarter ended March 31, 1995.

         The net cash provided by financing activities was $7.1 million for the year ended December 31, 1996, compared to net cash provided of $14,000 during the year ended December 31, 1995. Increases in cash provided by financing activities were primarily the result of the following 1996 transactions: $12.5 million raised in the Company's initial public equity offering, $19.0 million raised in the Company's Notes offering and $1.0 million from the issuance of redeemable Preferred Stock. Significantly offsetting these increases were increases in total amounts paid to reduce the Repurchase Facility and NIM Facility (included in other borrowings on the consolidated balance sheets) in the year ended December 31, 1996, compared to the year ended December 31, 1995. The

Company used net cash to reduce the total outstanding balance of these facilities of $26.4 million in 1996, compared $3.5 million in 1995. The net cash provided by financing activities for the Transition Period and the Initial Fiscal Year was $26.2 million and $19.6 million, respectively, essentially all of which was due to increases in the Repurchase Facility.

         The Company anticipates that funds available under the Repurchase Facility (or the replacement facility), proceeds from the sale of Subordinated Securities and borrowings under the NIM Facility will be sufficient to satisfy the Company's estimated cash requirements for the next 12 months. If these funds are not available for any reason or if the Company's cash requirements increase, the Company may be required to seek additional funding.

         The Company does not anticipate any need for significant capital expenditures in connection with its new corporate headquarters facility (due to the inclusion of tenant improvements in base rent) or in connection with its management information systems in the next 12 months.

INTEREST RATE RISK MANAGEMENT

         The Company maintains an ongoing hedging program for the purpose of mitigating the potential impact of changing interest rates on the gain on the sale of Contracts. The hedging strategy is implemented through the forward sale of two-year Treasury notes or futures Contracts on two-year Treasury instruments, with Cargill acting as the counterparty to these hedging transactions. Gains and losses on the hedging program are recorded as an adjustment to the accounting basis of the Contracts until such time that the Contracts are sold. At the time of sale, the previously unrealized gains or losses are recognized as an adjustment to the gain on the sale of the Contracts.

         The market value of these futures contracts responds inversely to changes in the value of the Contracts. The Company recognized net gains on the hedging program of $206,000 during the year ended December 31, 1996, as compared to net losses of $927,000 during the year ended December 31, 1995. As of December 31, 1996, and December 31, 1995, the Company had unrealized losses under the hedging program of $30,000 and $225,000, respectively.

         The Company began actively using the hedging program in January 1995 and the extent to which the Contracts held by the Company are hedged has varied and will continue to vary from time to time, depending upon prevailing interest rates and other economic factors. The Company may choose not to maintain the hedging program based on management's assessment of interest rate risk and the costs associated with the hedging program.

         At any point in time, the portfolio may be partially or fully hedged. As of December 31, 1996, the Company owned $22 million of Contracts (excluding approximately $3 million of performing Contracts pledged as credit enhancements) and maintained a $15 million hedge position.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Shareholders
ACC Consumer Finance Corporation:


We have audited the accompanying consolidated balance sheets of ACC Consumer Finance Corporation and subsidiaries (the Company) as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1996 and 1995, the six-month transition period ended December 31, 1994 and the period from July 15, 1993 (inception) through June 30, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACC Consumer Finance Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995, the six-month transition period ended December 31, 1994 and the period from July 15, 1993 (inception) through June 30, 1994, in conformity with generally accepted accounting principles.




                                               KPMG Peat Marwick LLP


San Diego, California
January 26, 1997

                        ACC CONSUMER FINANCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                               DEC. 31,              DEC. 31,
                                                                                 1996                  1995
                                                                             -----------          ------------
ASSETS
Cash and Cash Equivalent ..........................................          $ 1,101,598          $    120,672
Restricted Cash ...................................................            1,561,293             1,032,683
Credit Enhancement Cash Reserves ..................................            8,353,180             4,052,524
Installment Contracts Held-for-Sale, Net ..........................           21,078,692            28,187,778
Installment Contracts Held-for-Investment, Net ....................            3,428,643               509,388
Asset-Backed Securities Held-to-Maturity ..........................                   --             3,910,080
Asset-Backed Securities Available-for-Sale ........................            7,832,174                    --
Excess Servicing Receivables ......................................           15,573,618             5,590,878
Accounts Receivable ...............................................            3,229,933             1,423,112
Interest Receivable ...............................................              324,889               386,673
Fixed Assets, Net .................................................            1,140,525               842,016
Repossessed Vehicles ..............................................              297,565               211,619
Prepaid Expenses ..................................................              394,571               427,456
Other Assets ......................................................              316,709               214,059
                                                                             -----------          ------------
     Total Assets .................................................          $64,633,390          $ 46,908,938
                                                                             ===========          ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Repurchase Facility, Net ..........................................          $11,026,130          $ 29,708,252
Subordinated Notes, Net ...........................................           19,196,110                    --
Other Borrowings ..................................................                   --             7,439,597
Amount Due to Bank ................................................            3,070,453             1,537,290
Lease Liability ...................................................              332,259               519,486
Tax Liability .....................................................            3,305,287               123,909
Accounts Payable and Accrued Liabilities ..........................            3,183,435             1,295,604
                                                                             -----------          ------------
     Total Liabilities ............................................           40,113,674            40,624,138
Redeemable Preferred Stock:
   $.001 Par Value, Authorized 182,282 Shares
   Series A : 162,831 Shares Issued and
     Outstanding at December 31, 1995
   Series B : 11,538 Shares Issued and Outstanding
     at December 31, 1995
   Series C:  No Shares Issued and Outstanding at December 31, 1995
     Total Redeemable Preferred Stock .............................                   --             6,279,049
Shareholders' Equity:
     Preferred Stock, $.001 Par Value, 1,817,718 Shares
         authorized and No Shares Issued and Outstanding ..........                   --                    --
     Common Stock, $.001 Par Value, Authorized 18,000,000,
         8,292,478 and 2,099,992 Shares Issued and Outstanding as
         of December 31, 1996, and 1995, Respectively .............                8,292                 2,100
   Additional Paid-in Capital .....................................           19,931,825               117,464
   Unrealized Gain on Asset-Backed Securities, Net ................              168,175                    --
   Retained Earnings (Accumulated Deficit) ........................            4,411,424              (113,813)
                                                                             -----------          ------------
     Total Shareholders' Equity ...................................           24,519,716                 5,751
   Commitments and Contingencies
     Total Liabilities and Shareholders' Equity ...................          $64,633,390          $ 46,908,938
                                                                             ===========          ============

                See accompanying notes to consolidated financial statements.

                              ACC CONSUMER FINANCE CORPORATION
                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                SIX-MONTH          JULY 15, 1993
                                                                                                TRANSITION          (INCEPTION)
                                                       YEAR ENDED           YEAR ENDED         PERIOD ENDED           THROUGH
                                                      DEC. 31, 1996       DEC. 31, 1995        DEC. 31, 1994       JUNE 30, 1994
                                                      -------------       -------------        -------------       -------------
Interest Income
        Interest Income ......................        $  9,311,087         $  7,531,690         $ 3,496,763         $   811,516
        Interest Expense .....................          (4,610,963)          (4,199,336)         (1,308,920)           (205,339)
                                                      ------------         ------------         -----------         -----------
           Net Interest Income ...............           4,700,124            3,332,354           2,187,843             606,177
Contract Losses
        Provision for Contract Losses ........          (1,113,069)            (673,802)           (902,361)           (592,325)
                                                      ------------         ------------         -----------         -----------
           Net Interest Income after Provision
               for Contract Losses ...........           3,587,055            2,658,552           1,285,482              13,852
Other Income
        Servicing and Ancillary Fees .........           4,914,668            1,757,257              28,237               6,653
        Litigation Settlement Income .........                  --                   --             325,000                  --
        Gain on Sale of Contracts ............          15,186,889            8,056,136                  --                  --
                                                      ------------         ------------         -----------         -----------
           Total Other Income ................          20,101,557            9,813,393             353,237               6,653

           Total Income ......................          23,688,612           12,471,945           1,638,719              20,505
Expenses
        Personnel ............................           8,276,196            5,280,161           1,691,212           1,924,588
        General and Administrative ...........           3,835,635            2,449,217             701,366             493,056
        Servicing ............................           1,788,156              408,231              56,299                  --
        Occupancy and Equipment ..............             520,505              372,254             101,333             100,779
        Depreciation and Amortization ........             476,429              286,727              80,715              90,044
                                                      ------------         ------------         -----------         -----------
           Total Expenses ....................          14,896,921            8,796,590           2,630,925           2,608,467

           Income (Loss) Before Taxes ........           8,791,691            3,675,355            (992,206)         (2,587,962)

           Income Tax Provision ..............           3,692,000              209,000                  --                  --
                                                      ------------         ------------         -----------         -----------
           Net Income (Loss) .................        $  5,099,691         $  3,466,355         $  (992,206)        $(2,587,962)
                                                      ============         ============         ===========         ===========

Preferred Stock Dividends ....................             123,741              215,419              82,621             152,673
                                                      ------------         ------------         -----------         -----------
    Net Income (Loss) Available to Common
        Shareholders .........................        $  4,975,950         $  3,250,936         $(1,074,827)        $(2,740,635)
                                                      ============         ============         ===========         ===========

Net Income per Common Share and
Common Share Equivalent:
    Primary ..................................        $       0.68         $       0.61         $         -         $         -
    Fully Diluted ............................        $       0.67         $       0.60         $         -         $         -
Shares Used in Computing Net Income
Per Common Share and Common Share
Equivalent:
    Primary ..................................           7,542,371            5,661,046                  --                  --
    Fully Diluted ............................           7,588,476            5,737,258                  --                  --


                See accompanying notes to consolidated financial statements.

                              ACC CONSUMER FINANCE CORPORATION
                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                          NOTES         UNREALIZED       RETAINED
                                              COMMON STOCK            ADDITIONAL       RECEIVABLE        GAIN ON          EARNINGS
                                         ----------------------         PAID-IN           FROM         ASSET-BACKED     (ACCUMULATED
                                          SHARES         AMOUNT         CAPITAL       SHAREHOLDERS   SECURITIES, NET     DEFICIT)
                                         ---------       ------       -----------     ------------   ---------------   -----------
Balance at July 15, 1993 .........              --       $   --       $        --       $     --        $     --       $        --
(Inception)
  Issuance of Common Stock .......       2,099,992        2,100           117,464             --              --                --
   Issuance of Notes Receivable ..
       from Shareholders .........              --           --                --        (33,628)             --                --
  Net Loss .......................              --           --                --             --              --        (2,587,962)
                                         ---------       ------       -----------       --------        --------       -----------
Balance at June 30, 1994 .........       2,099,992        2,100           117,464        (33,628)             --        (2,587,962)
  Payment on Notes Receivable
       from Shareholders .........              --           --                --         33,628              --                --
  Net Loss .......................              --           --                --             --              --          (992,206)
                                         ---------       ------       -----------       --------        --------       -----------
Balance at December 31, 1994 .....       2,099,992        2,100           117,464             --              --        (3,580,168)
  Net Income .....................              --           --                --             --              --         3,466,355
                                         ---------       ------       -----------       --------        --------       -----------
Balance at December 31, 1995 .....       2,099,992        2,100           117,464             --              --          (113,813)
  Issuance of Common Stock, Net ..       2,000,000        2,000        12,538,509             --              --                --
  Non-cash Conversion of Preferred              --           --                --             --              --                --
       Stock to Common Stock .....       4,192,486        4,192         7,275,852             --              --                --
  Net Income .....................              --           --                --             --              --         5,099,691
  Payment of Preferred Stock
       Dividends .................              --           --                --             --              --          (574,454)
Unrealized Gain on Asset-Backed
        Securities, Net ..........              --           --                --             --         168,175                --
                                         ---------       ------       -----------       --------        --------       -----------
Balance at December 31, 1996 .....       8,292,478       $8,292       $19,931,825       $     --        $168,175       $ 4,411,424
                                         =========       ======       ===========       ========        ========       ===========


                See accompanying notes to consolidated financial statements.

                        ACC CONSUMER FINANCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           SIX-MONTH         JULY 15, 1993
                                                                                          TRANSITION          (INCEPTION)
                                                   YEAR ENDED          YEAR ENDED        PERIOD ENDED           THROUGH
                                                  DEC. 31, 1996       DEC. 31, 1995      DEC. 31, 1994       JUNE 30, 1994
                                                   ------------        -----------        ------------        ------------
Cash Flows from Operating Activities:
    Net Income (Loss) .......................      $  5,099,691        $ 3,466,355        $   (992,206)       $ (2,587,962)
    Adjustments to Reconcile Net Income
    (Loss) to Net Cash (Used In) Provided By
      Operating Activities:
        Gain on Sale of Contracts ...........       (15,186,889)        (8,056,136)                 --                  --
        Amortization and Depreciation .......         5,247,702          2,382,908            (289,041)             26,548
        Provision for Contract Losses .......         1,113,069            673,802             902,361             592,325
        Provision for Deferred Income
            Taxes, Net ......................         1,765,000            174,000                  --                  --
        Net Cash Deposited into
             Restricted Accounts ............        (4,829,266)        (3,166,292)         (1,245,225)           (673,689)
        Deferred Acquisition Expenses .......        (1,778,750)          (911,027)           (248,874)           (138,772)
    Changes in Operating Assets:
        Net (Increase) Decrease in
             Contracts Held-for-Sale ........        (1,522,079)         6,919,206                  --                  --
        Interest Receivable .................            61,784            192,896            (402,845)           (176,723)
        Accounts Receivable .................        (1,806,821)        (1,307,343)            357,338            (473,107)
        Other Assets ........................          (132,421)           (43,144)            (52,468)           (177,177)
        Prepaid Expenses ....................            32,885           (354,052)            (60,234)            (13,170)
    Changes in Operating Liabilities:
        Accounts Payable and Accrued
             Liabilities ....................         3,182,426            800,213             282,653             162,647
                                                   ------------        -----------        ------------        ------------
        Net Cash (Used In) Provided By
             Operating Activities ...........        (8,753,669)           771,386          (1,748,541)         (3,459,080)

Cash Flows from Investing Activities:
    Net Increase in Contracts Held-for-
      Investment ............................        (1,021,867)        (2,617,056)        (24,364,384)        (15,314,261)
    Principal Paydowns of Asset-Backed
      Securities ............................         2,582,842            710,880                  --                  --
     Fees for Arranging Financing Facility ..                --                 --                  --            (360,000)
    Proceeds from Liquidation of
      Repossessed Vehicles ..................         1,835,401          1,706,800             244,000                  --
    Purchases of Fixed Assets, Net ..........          (745,167)          (609,094)           (224,762)           (399,750)
                                                   ------------        -----------        ------------        ------------
        Net Cash Provided By (Used In)
             Investing Activities ...........      $  2,651,209        $  (808,470)       $(24,345,146)       $(16,074,011)


                See accompanying notes to consolidated financial statements.

                        ACC CONSUMER FINANCE CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

                                                                                                     SIX-MONTH       JULY 15, 1993
                                                                                                     TRANSITION        (INCEPTION)
                                                             YEAR ENDED DEC.   YEAR ENDED DEC.      PERIOD ENDED       THROUGH JUNE
                                                                31, 1996           31, 1996         DEC. 31, 1994        30, 1994
                                                             ------------        ------------       -------------      -----------
Cash Flows from Financing Activities:
        Net Proceeds from Issuance of
          Subordinated Notes .........................       $ 19,183,447        $         --        $        --       $        --
        Net (Decrease) Increase in
          Repurchase Facility ........................        (18,806,062)        (10,907,271)        25,476,742        15,448,076
        Proceeds from Other Borrowings ...............          7,906,396           9,939,597                 --                --
        Repayment of Other Borrowings ................        (15,513,381)         (2,500,000)                --                --
        Net (Decrease) Increase in Capital
          Leases .....................................           (187,227)            313,567            205,919
        Increase in Amount Due to Bank ...............          1,533,163           1,247,358            232,780            57,153
        Payment on Notes Receivable from
          Shareholders ...............................                 --                  --             33,628                --
        Net Proceeds from Issuance of ................                 --                  --                 --                --
          Common Stock ...............................         12,540,509                  --                 --            85,936
        Net Proceeds from Issuance of
          Preferred Stock ............................          1,000,995           1,920,672            249,977         3,980,400
        Payment of Preferred Stock Dividends .........           (574,454)                 --                 --                --
                                                             ------------        ------------        -----------       -----------
          Net Cash Provided By
             Financing Activities ....................          7,083,386              13,923         26,199,046        19,571,565
Increase (Decrease) in Cash and
    Cash Equivalents .................................            980,926             (23,161)           105,359            38,474
Cash and Cash Equivalents at
    Beginning of Period ..............................            120,672             143,833             38,474                --
                                                             ------------        ------------        -----------       -----------

Cash and Cash Equivalents at End of Period ...........       $  1,101,598        $    120,672        $   143,833       $    38,474
                                                             ============        ============        ===========       ===========

Supplemental Disclosure:
    Interest Paid ....................................       $  4,078,069        $  4,073,177        $ 1,038,586       $    97,839
    Taxes Paid .......................................       $    632,405        $         --        $        --       $        --
    Non-Cash Conversion of Preferred Stock ...........       $  7,280,044        $         --        $        --       $        --
    Non-Cash Issuance of Common Stock in
       Exchange for Notes Receivable .................       $         --        $         --        $        --       $    33,628
    Non-Cash Issuance of Warrants in
       Conjunction with Repurchase Facility ..........       $         --        $         --        $        --       $   128,000
    Non-Cash Transfer of Asset-Backed Securities
        from Held-to-Maturity to Available-for-Sale...       $  7,542,216        $         --        $        --       $        --
    Unrealized Gain on Transfer of Asset-Backed
        Securities to Available-for-Sale Status ......       $    289,958        $         --        $        --       $        --
    Transfers of Contracts:
       Held-for-Sale to Asset-Backed Securities ......       $  5,804,000        $  4,484,392        $        --       $        --
       Held-for-Investment to Repossessed Vehicles ...       $  1,921,347        $  1,722,194        $   440,225       $        --
       Held-for-Investment to Held-for-Sale ..........       $    986,196        $ 40,907,980        $        --       $        --
       Held-for-Sale to Held-for-Investment ..........       $  5,914,990        $  2,972,453        $        --       $        --



          See accompanying notes to consolidated financial statements.

                        ACC CONSUMER FINANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE YEARS ENDED DECEMBER 31, 1996, AND 1995, THE SIX-MONTH TRANSITION PERIOD ENDED DECEMBER 31, 1994, AND THE PERIOD FROM JULY 15, 1993, (INCEPTION)
                             THROUGH JUNE 30, 1994

(1)  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a) Nature of Business

         ACC Consumer Finance Corporation (ACC) initiated business in California on July 15, 1993, under the name American Credit Corporation. The Company changed its name in October 1995 and was reincorporated in Delaware in November 1995. ACC and its wholly-owned subsidiaries, OFL-A Receivables Corp. (OFL-A) and ACC Receivables Corp. (Receivables) (collectively, the Company), engage primarily in the business of purchasing, selling and servicing automobile installment sale contracts (Contracts). The Company specializes in Contracts with borrowers who generally would not qualify for traditional financing, such as that provided by commercial banks or captive finance companies of automobile manufacturers. The Company purchases Contracts directly from automobile dealers, with the intent to resell them to institutional investors in the form of securities backed by the Contracts (the Securitization Transactions).

         The Company conducts its activities through three legal entities. The Company's operations (underwriting and Contract servicing) are conducted by ACC. The Contracts are purchased and held until sale by OFL-A, which is a special purpose financing corporation. Upon sale, the Contracts are concurrently transferred from OFL-A to ACC, from ACC to Receivables, and then from Receivables to a trust (Securitization Trusts). Receivables retains excess servicing receivables (ESRs) in the Securitization Transactions. Receivables will also retain subordinated asset-backed securities (Subordinated Securities), if created, or Contracts pledged as additional credit enhancement in the Securitization Transactions (Spread Receivables).

         Until such time as the Contracts are sold in asset-backed securities, these Contracts are pledged as collateral to, and are financed under, a financing facility (Repurchase Facility). Unless terminated prior to May 31, 1997, at the option of the Company, the Repurchase Facility extends through July 15, 1998. The Company also has the option of pledging the Subordinated Securities, ESRs and credit enhancement cash reserves for borrowings under a separate financing facility (NIM Facility), which expires in May 1998.

         In May 1996, the Company sold, in an initial public offering, 2,000,000 shares of its Common Stock which generated net proceeds of approximately $12.5 million. The proceeds were used to partially pay-down the NIM Facility (included in Other Borrowings on the Consolidated Balance Sheet), temporarily reduce advances on the Repurchase Facility and for other working capital purposes. In addition, each share of the Company's redeemable Preferred Stock automatically converted into 23 shares of Common Stock upon consummation of the offering. Total cumulative dividends of $574,454 were paid to the holders of the redeemable Preferred Stock subsequent to the conversion. In November 1996, the Company issued, in a debt offering, $20 million of 10.25% subordinated notes due 2003 (Notes) in a public debt offering which generated net proceeds of approximately $19.0 million after deducting the underwriting discount and issuance costs. The proceeds were used to pay-off the outstanding balance of the NIM Facility, temporarily reduce advances on the Repurchase Facility and for other general corporate purposes.

         (b)  Basis of Presentation

         The consolidated financial statements include the accounts of ACC, OFL-A and Receivables. All significant intercompany accounts and transactions have been eliminated in consolidation.

                       ACC CONSUMER FINANCE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principals. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include allowances for credit losses, valuation of ESRs and estimated gain on sale of Contracts calculation. While management believes that these estimates are currently adequate, future additions may be necessary based on changes in economic conditions. Additionally, certain amounts in the prior periods have been reclassified to conform to the 1996 presentation.

         At the inception of the Company on July 15, 1993, the Company adopted a fiscal year end of June 30. The Company's Initial Fiscal Year ended June 30, 1994 (the Initial Fiscal Year). On January 23, 1996, the Company elected to change its fiscal year end to December 31, with the change effective as of January 1, 1995. The purpose of this change was to conform the Company's fiscal year to the fiscal year adopted by its primary competitors. As a result of the change in fiscal year end, the Transition Period from July 1, 1994, through December 31, 1994, (the Transition Period) constitutes an audited period. Neither the actual results of the Transition Period nor the annualized results of the Transition Period are indicative of the results that would have been achieved in a 12-month fiscal year.

         (c)  Cash and Cash Equivalents

         For purposes of the consolidated financial statements, cash and cash equivalents include highly liquid debt and investment instruments with an original maturity of three months or less. Additionally, the Company is subject to covenants within the indenture under which the Notes were issued (See Footnote 10.) that require that an amount equal to six months of interest payments on the Notes be held in a segregated account for the ten calendar days proceeding a monthly interest payment due date. As of December 31, 1996, approximately $1 million was held in such an account.

         (d)  Installment Contracts Held-For-Sale

         The Contracts are acquired from automobile dealers, usually at a discount, and are recorded net of discount and provide for interest of approximately 20%. The Company also recognizes the interest accrued on Contracts through the date of purchase as an addition to the discount. Non-refundable fees and related direct costs are deferred and netted against the Contract balances. Each Contract provides for full amortization, equal monthly payments and can be fully prepaid by the borrower at any time. The Company has purchased the Contracts with the intent to resell them in the future. Contracts held-for-sale are stated at the lower of aggregate cost or market value.

         The Contracts are financed under the terms of the Repurchase Facility with Cargill Financial Services Corporation (Cargill) and are accounted for as a financing of the Contracts. Under the terms of the agreement, the Company maintains the essential elements of ownership of the Contracts, particularly credit risk and interest rate risk.

         The Company enters into forward contracts as hedges relating to the Contract portfolio. These financial instruments are designed to minimize exposure and reduce risk from interest rate fluctuations. Gains and losses on forward contracts are deferred and recognized as adjustments to the basis of the Contracts until such time that the Contracts are sold. Such amounts are realized upon the sale of Contracts that are hedged.

         (e)  Installment Contracts Held-for-Investment

         Since January 1, 1995, all Contracts have been purchased with the intent to be sold in asset-backed securities. Contracts that are identified as ineligible for the securitization process (primarily due to their payment history) are transferred to Contracts held-for-investment until such time that the deficiency has been resolved. Also included in Contracts held-for-investment are Spread Receivables. The Spread Receivables are included in the Consolidated Balance Sheets of the Company, but all cash collections pertaining to them must be deposited into a credit enhancement cash reserve until certain requirements are met. These Contracts are transferred at the lower of cost or market value and are accounted for net of an allowance for Contract losses, as determined by historical loss experience and current delinquency levels.

                       ACC CONSUMER FINANCE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         (f)  Allowance for Contract Losses

         The allowance for Contract losses is maintained at a level deemed by management to be adequate to provide for the inherent risks in the Contracts held-for-investment. Management considers past loss experience and delinquency levels in determining the adequacy of the allowance for Contract losses.

         The Company's policy is to charge-off the principal balance of all Contracts which are 120 or more days delinquent, except Contracts which are involved in bankruptcies which are charged-off at 210 or more days delinquent. In addition, the Company charges off Contracts prior to becoming 120 or 210 days delinquent if management has knowledge of specific circumstances that impair the collectibility of the outstanding balances.

         (g)  Excess Servicing Receivables

         The Company has created ESRs as a result of the sale of Contracts in the Securitization Transactions. ESRs are determined by computing the present value of the excess of the weighted average coupon on the Contracts sold (ranging from 19.77% to 20.62%) over the sum of: (i) the coupon on the asset-backed securities (ranging from 5.95% to 6.90%), (ii) a base servicing fee paid to the Company (ranging from 3.00% to 3.15%) and (iii) the net charge-offs expected to be incurred on the portfolio of Contracts sold. For purposes of the projection of the excess servicing cash flows, the Company assumes that net charge-offs (including accrued interest) will approximate 11% of the original principal of the Contracts sold, over the life of the portfolio. Further, the Company uses an estimated average Contract life of 1.5 to 1.8 years. The cash flows expected to be received by the Company, before expected losses, are then discounted at a market interest rate that the Company believes an unaffiliated third-party purchaser would require as a rate of return on such a financial instrument. Expected losses are discounted using a risk-free rate equivalent to the rate earned on securities rated AAA/Aaa or better with a duration similar to the duration estimated for the underlying Contracts. This results in an effective overall discount rate of approximately 15% on an annualized basis. The excess servicing cash flows are only available to the Company to the extent that there is no impairment of the credit enhancements established at the time the Contracts are sold. ESRs are amortized using the interest method and are offset against servicing and ancillary fees. To the extent that the actual future performance results are different from the estimated excess cash flows, the ESRs will be adjusted on a quarterly basis with corresponding adjustments made to income.

         The carrying value of the ESRs is subject to the provisions of the Emerging Issues Task Force (EITF) 88-11 pronouncement which states that an enterprise that sells the right to receive the interest payments, the principal payments, or a portion of either or both, relating to a loan should allocate the recorded investment in that loan between the portion of the loan sold and the portion retained based on the relative fair values of those portions.

         (h)  Asset-Backed Securities

         Securities held-to-maturity are reported at amortized cost (subject to the provisions of the EITF 88-11 as discussed in the preceding Footnote). Securities available-for-sale are reported at fair value. If management has the intent and ability at time of purchase to hold securities until maturity, they are classified as held to maturity. Securities to be held for indefinite periods of time, but not necessarily to be held to maturity, or on a long-term basis are classified as available-for-sale. Unrealized holding gains and losses on available-for-sale securities are reported as a separate component of equity, net of tax.

         (i)  Gain on Sale of Contracts

         Each Securitization Transaction results in the recognition of a gain on sale of Contracts on the Company's consolidated statement of operations for the period in which the sale was made. These gains are recognized to the extent that the net proceeds from the sale are greater than the allocated basis of that portion of the Contracts sold. This gain is subject to the provisions of the EITF 88-11.

                       ACC CONSUMER FINANCE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         (j)  Repossessed Vehicles

         Vehicles acquired for non-payment of indebtedness are recorded at the lower of the estimated fair market value or the outstanding Contract balance. Such assets are generally sold within 60 days of repossession and any difference between the sales price, net of expenses, and the carrying amount is treated as a charge-off or recovery. In addition, the Company recognizes claims submitted pursuant to a vendor single interest policy as accounts receivables.

         (k)  Fixed Assets

         Furniture, fixtures and equipment are initially recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (six months to five years).

         (l)  Organizational Expenses

         The Company incurred expenses in connection with the organization of the business. These expenses were capitalized and are amortized on a straight-line basis over a five-year period.

         (m)  Deferred Financing Fees

         The Company incurred fees in connection with the creation of the Repurchase Facility. These fees reflected cash payments made and the estimated value of Preferred Stock warrants issued in conjunction with the creation of the Repurchase Facility. The Repurchase Facility costs have been deferred and are amortized over the five-year term of the Repurchase Facility as an adjustment to interest expense. The carrying amount of these deferred fees would be written-off if the Company elects to exercise the option to terminate the Repurchase Facility (as described in Footnote 19). The Company has incurred fees in connection with the issuance of Notes. These fees reflected the underwriting discount and issuance costs. These costs have been deferred and are amortized over the seven-year term of the Notes as an adjustment to interest expense.

         (n)  Servicing and Ancillary Fees

         Servicing fees are reported as income when earned, net of related amortization of capitalized excess servicing fees receivable. Additionally, the Company has the right to collect late payment fees and non-sufficient funds fees from borrowers, as well as collection costs incurred in connection with delinquent accounts. Ancillary fees are accounted for on a cash basis. Collection expenditures are recorded as expenses in the period incurred. Any reimbursements of collection costs are recognized as an expense recovery in the period that the proceeds are received.

         (o)  Income Taxes

         The Company filed consolidated federal income and combined state franchise tax returns on a fiscal year basis through December 31, 1995, and has filed on a calendar basis thereafter. The Company accounts for income taxes under the asset and liability method, whereby deferred income taxes are recognized based on future tax consequences due to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

         (p)  Net Income (Loss) Per Share

         Due to the significant changes in the capital structure of the Company upon the closing of the initial public offering as discussed at Footnote 1(a), historical net income (loss) per share prior to the year ended December 31, 1995, is not presented. Net income per share is computed using the weighted average number of shares of Common Stock outstanding and common equivalent shares, unless the effect of common stock equivalents are anti-dilutive. However, pursuant to Securities and Exchange Commission Staff Accounting Bulletins, Common Stock and common equivalent shares issued during the 12-month period prior to the filing of the offering document have been

                       ACC CONSUMER FINANCE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


included in the calculation as if they were outstanding for all periods presented, even if anti-dilutive. In addition, net income per share reflects the 23 for 1 stock split which occurred in connection with the Company's initial public offering.

         (q)  Accounting for Stock-Based Compensation

         In November 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This statement establishes financial accounting standards for stock-based employee compensation plans. SFAS No. 123 permits the Company to choose either a fair value-based method or the intrinsic value-based method that is contained in APB Opinion 25. SFAS No. 123 requires pro forma disclosures of net income and earnings per share computed as if the fair value based method has been applied in financial statements of companies that continue to follow current practice in accounting for such arrangements under Opinion 25. SFAS No. 123 applies to all stock-based employee compensation plans in which an employer grants shares of its stock or other equity instruments to employees except for employee stock ownership plans. SFAS No. 123 also applies to plans in which the employer incurs liabilities to employees in amounts based on the price of the employer's stock (i.e., stock option plans, stock purchase plans, restricted stock plans and stock appreciation rights). The statement also specifies the accounting for transactions in which a company issues stock options or other equity instruments for services provided by non-employees or to acquire goods or services from outside suppliers or vendors. The recognition provisions of SFAS No. 123 for companies choosing to adopt the new fair value based method of accounting for stock-based compensation arrangements may be adopted immediately and will apply to all transactions entered into fiscal years that begin after December 15, 1995. The disclosure provisions of SFAS No. 123 are effective for fiscal years beginning after December 15, 1995; however, disclosure of the pro forma net income and earnings per share, as if the fair value method of accounting for stock-based compensation had been elected, is required for all awards granted in fiscal years beginning after December 31, 1994. The Company has elected to continue to account for stock-based compensation under APB Opinion 25 and, as a result, pro forma disclosures have been provided. (See Footnote 17.)

         (r)   New Accounting Pronouncements

         In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinquishment of Liabilities". This statement specifies when financial assets and liabilities are to be removed from an entity's financial statements, the accounting for servicing assets and liabilities and the accounting for assets that can be contractually prepaid in such a way that the holder would not recover substantially all of its recorded investment. Under SFAS No. 125, an entity recognizes only assets it controls and liabilities it has incurred, discontinues recognition of assets only when control has been surrendered, and discontinues recognition of liabilities only when they have been extinguished. SFAS No. 125 requires that the selling entity continue to carry retained interests relating to assets it no longer recognizes. Such retained interests are based on the relative fair values of the retained interests of the subject assets at the date of transfer. Transfers not meeting the criteria for sale recognition are accounted for as a secured borrowing with a pledge of collateral. Under SFAS No. 125, certain collateralized borrowings may result in assets no longer being recognized if the assets are provided as collateral and the secured party takes control of the collateral. This determination is based upon whether: (1) the secured party is permitted to repledge or sell the collateral and (2) the debtor does not have the right to redeem the collateral on short notice. Extinguishments of liabilities are recognized only when the debtor pays the creditor and is relieved of its obligation for the liability, or when the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor. SFAS No. 125 requires an entity to recognize its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset or liability. The servicing asset is to be amortized in proportion to, and over the period of, net servicing income. Servicing assets and liabilities are to be assessed for impairment based on their fair value. SFAS No. 125 modifies the accounting for interest-only strips or retained interests in securitizations, such as capitalized servicing fees receivable, that can be contractually prepaid or otherwise settled in such a way that the holder would not recover substantially all of its recorded investment. In this case, it requires that they be classified as available-for-sale or as trading securities. Interest-only strips and retained interests are to be recorded at fair value. Changes in fair value are included in operations, if classified as trading securities, or in shareholders' equity as unrealized holding gains or losses, net of the related tax effect, if classified

                       ACC CONSUMER FINANCE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


as available for sale. Beginning January 1, 1997, the Company adopted SFAS No. 125 and recorded its ESRs at fair value. The adjustment to carrying value was included in shareholders' equity as unrealized gains at that time.

(2)  RESTRICTED CASH AND CREDIT ENHANCEMENT CASH RESERVES

         With regard to Contracts owned, the Company is required to deposit all borrower payments, Contract liquidation proceeds and certain other receipts into restricted bank accounts under the control of a custodian. These accounts are owned by the Company, but funds may only be released by the custodian under the terms of the Repurchase Facility. Generally, the funds will be released only upon the repurchase and sale of the Contracts.

         The Company is a party to certain agreements in connection with the sale of Contracts in asset-backed securities. The terms of some of these agreements have provided that simultaneous with the sale of bonds to investors, the Company must make a cash contribution, as a credit enhancement, to a credit enhancement cash reserve under the control of a trustee. Subsequent to the sale, all cash received from the ESRs, Subordinated Securities and the Spread Receivables, is deposited into credit enhancement cash reserves. The credit enhancement cash reserve is owned by the Company, but funds will only be released by the trustee when certain credit enhancement requirements are met. The agreement provides that the amount of cash to be maintained in the credit enhancement cash reserve shall be at a specified percentage of the principal balance of the senior bonds. Additionally, there are provisions within the agreements that state that if the performance of any Securitization Trust is not sufficient to meet the cash requirements of the senior bondholders and the credit enhancement reserves of that pool have been depleted, the shortfall can be drawn from credit enhancement cash reserves relating to other Securitization Trusts. As principal payments are made to the bondholders, and if the pledged cash is in excess of the specified percentage of the principal balance of the bonds, the trustee will release the excess amount to the Company.

(3)  INSTALLMENT CONTRACTS HELD-FOR-SALE

         Installment Contracts held-for-sale are summarized as follows:

                                     DEC. 31, 1996          DEC. 31, 1995
                                      ------------           ------------
Principal Balance ..............      $ 21,888,020           $ 29,517,717
Purchase Discount ..............        (1,071,263)            (1,161,892)
Net Deferred Expenses (Fees)....           231,586               (392,889)
Unrealized Hedge Losses ........            30,349                224,842
                                      ------------           ------------
                                      $ 21,078,692           $ 28,187,778
                                      ============           ============

         As of December 31, 1996, and 1995, respectively, approximately $22 million and $31 million of the Contracts, including certain Contracts held-for-investment, have been pledged to Cargill subject to the terms of the Repurchase Facility. These Contracts are held by a custodian until such time that they are repurchased. (See Footnotes 4 and 9.)

         The Company maintains an ongoing hedging program to minimize the impact of changing interest rates on the value of the Contracts. The hedging strategy is implemented through the forward sale of two-year Treasury notes or futures Contracts of two-year Treasury instruments with remaining terms of approximately
1.5 years to 2 years, with Cargill acting as a counterparty to these hedging transactions. As of December 31, 1996, the Company had two-year Treasury futures Contracts with a notional amount of $15 million for sale in March 1997. As of December 31, 1995, the Company had sold forward $25 million of Treasury notes for delivery in January 1996.

         Unrealized gains and losses on the hedging transactions are reflected as an adjustment to the basis of the Contracts. Gains and losses are recognized upon sale of the Contracts. The Company recognized $206,000 of net gains on the hedging program during the year ended December 31, 1996. The Company recognized $927,000 of net losses on the hedging program during the year ended December 31, 1995. Prior to the year ended December 31, 1995, there were no hedging transactions.

                       ACC CONSUMER FINANCE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         In addition to the Contracts owned by the Company, the Company serviced $225 million and $87 million of Contracts for others as of December 31, 1996, and 1995, respectively. The Company services Contracts for borrowers residing in approximately 40 states, with the largest concentrations of Contracts in California, Texas, Florida and Pennsylvania. An economic slowdown or recession or a change in the regulatory or legal environment in one or more of these states could have a material adverse effect on the performance of the Company's existing servicing portfolio and on its Contract purchases.

         During the year ended December 31, 1996, and 1995, the Company sold $191 million and $101 million, respectively, of Contracts in connection with the securitization transactions. For the same periods, the Company recognized gains associated with these securitizations of $15.2 million and $8.1 million, respectively. No Contracts were sold prior to the year ended December 31, 1995.

         Contract packages are submitted to the Company for funding by automobile dealers. The Company evaluates each borrower's creditworthiness on a case-by-case basis. Contract packages representing $4.5 million and $2.1 million, were approved and submitted to the Company for funding as of December 31, 1996, and 1995, respectively.

(4)  INSTALLMENT CONTRACTS HELD-FOR-INVESTMENT

         Contracts held-for-investment represent Contracts that are ineligible for sale (primarily due to their delinquent status) or represent Contracts which management had no present intention to sell. These Contracts are subject to the terms of the Repurchase Facility or the Spread Receivables pledge agreement and are held by a custodian. Included are performing Contracts with a principal balance of $2.9 million, which are pledged in connection with the 1996-D Transaction. The Contracts held-for-investment are comprised of the following:

                                      DEC. 31, 1996         DEC. 31, 1995
                                      -------------         -------------
Principal Balance ...............      $ 4,151,152           $ 1,040,695
Purchase Discount ...............         (200,292)              (40,727)
Net Deferred Expenses (Fees) ....           42,783               (13,772)
Allowance for Contract Losses ...         (565,000)             (476,808)
                                       -----------           -----------
                                       $ 3,428,643           $   509,388
                                       ===========           ===========

         The Company maintains an allowance for Contract losses based on the outstanding principal balance of Contracts held-for-investment. A summary of the activity in the allowance for Contract losses is as follows:

                                                                       SIX -MONTH         JULY 15, 1993
                                                                       TRANSITION          (INCEPTION)
                            YEAR ENDED            YEAR ENDED          PERIOD ENDED           THROUGH
                          DEC. 31, 1996         DEC. 31, 1995         DEC. 31, 1994        JUNE 30, 1994
                          -------------         -------------         -------------        -------------
Beginning Balance ...      $   476,808           $ 1,181,004           $   580,462          $       --
   Provision ........        1,113,069               673,802               902,361             592,325
   Charge-offs ......       (1,223,252)           (1,435,224)             (302,735)            (11,863)
   Recoveries .......          198,375                57,226                   916                  --
                           -----------           -----------           -----------           ---------
Ending Balance ......      $   565,000           $   476,808           $ 1,181,004           $ 580,462
                           ===========           ===========           ===========           =========

(5)  ASSET-BACKED SECURITIES

         In connection with securitizations, the Company has retained Subordinated Securities representing 5% of the principal balance of the Contracts sold. These have pass-through rates from 5.95% to 6.90%. At time of purchase and as of December 31, 1995, these securities were deemed to be held-to-maturity and had been valued at a discount to yield approximately 13%. During the year ended December 31, 1996, the Company reclassified these securities as available-for-sale and the carrying amount approximates the fair value based on market rates as of December 31, 1996.

                        ACC CONSUMER FINANCE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         (a)  Asset-Backed Securities Available-for-Sale.

         A summary of the activity in asset-backed securities available-for-sale is as follows:

                                                                       DEC. 31,
                                                                         1996
                                                                     ----------
Beginning Balance ...............................................    $       --
      Transfers from Asset-Backed Securities Held-to-Maturity ...     7,542,216

      Unrealized Gain ...........................................       289,958
                                                                     ----------
Ending Balance ..................................................    $7,832,174
                                                                     ==========

         There were no asset-backed securities available-for-sale prior to the year ended December 31, 1996.

         (b) Asset-Backed Securities Held-to-Maturity

         A summary of the activity in asset-backed securities held-to-maturity is as follows:

                                                                           DEC. 31,             DEC. 31,
                                                                             1996                 1995
                                                                         -----------           -----------
Beginning Balance .................................................      $ 3,910,080           $        --
       Additions from Securitizations .............................        5,804,000             4,484,392
       Principal Reductions .......................................       (2,582,842)             (710,880)
       Amortization of Purchase Discount ..........................          410,978               136,568
       Transfers to Asset-Backed Securities Available-for-Sale ....       (7,542,216)                   --
                                                                         -----------           -----------
Ending Balance ....................................................      $        --           $ 3,910,080
                                                                         ===========           ===========

         There were no asset-backed securities held-to-maturity prior to the year ended December 31, 1995. The transfers of asset-backed securities to available-for-sale status during 1996 were the result of a revised cash management strategy of the Company.

(6) EXCESS SERVICING RECEIVABLES

         A summary of the activity in ESRs is as follows:

                                                 YEAR ENDED              YEAR ENDED
                                                DEC. 31, 1996           DEC. 31, 1995
                                                 ------------           -----------
Beginning Balance .........................      $  5,590,878           $        --
       Additions from Securitizations .....        14,864,000             7,700,699
       Amortization of Excess Servicing ...        (4,881,260)           (2,109,821)
                                                 ------------           -----------
Ending Balance ............................      $ 15,573,618           $ 5,590,878
                                                 ============           ===========

         In connection with the valuation of ESRs, the Company projects losses in the pool of Contracts which effectively represents the estimated undiscounted recourse loss allowance offset against the ESRs. As of December 31, 1996, and 1995, the estimated undiscounted recourse loss allowance embedded in the ESRs, excluding accrued interest, was $19.2 million and $7.1 million, respectively. This recourse loss allowance represents 8.8% and 8.1% of the Contracts serviced for others as of December 31, 1996, and 1995, respectively.

         There were no ESRs prior to the year ended December 31, 1995.

(7)  ACCOUNTS RECEIVABLE

         As of December 31, 1996, and 1995, the Company had approximately $1.5 million and $626,000, respectively, due from Cargill for Contracts funded by the Company which were delivered to a custodian, but not yet funded through the Repurchase Facility. Additionally, the Company had $1.7 million and $616,000, as of

                        ACC CONSUMER FINANCE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 1996, and 1995, respectively, of servicing fees, excess servicing fees and principal and interest payments on the subordinated securities, due from the Securitization Trusts.

(8)  FIXED ASSETS, NET

         Furniture, fixtures and equipment consisted of the following:

                                        DEC. 31, 1996         DEC. 31, 1995
                                        -------------         -------------
Furniture, Fixtures & Equipment ...      $ 1,087,670           $   679,826
Leasehold Improvements ............          100,051                70,889
Computer Equipment ................          577,437               482,891
                                         -----------           -----------
                                           1,765,158             1,233,606
Less Accumulated Depreciation .....         (624,633)             (391,590)
                                         -----------           -----------
    Fixed Assets, Net .............      $ 1,140,525           $   842,016
                                         ===========           ===========

         The Company has entered into lease arrangements with Cargill Leasing Corporation, an affiliate of Cargill, for the sale and leaseback of certain of its furniture and equipment. These leases are accounted for as capital leases. The original cost of the equipment subject to the capital leases is $731,000. (See Footnote 14.)

(9)  REPURCHASE FACILITY, NET

         The Company has entered into a financing arrangement, the object of which is to provide interim financing for the Contracts purchased. Contractually, the Repurchase Facility expires in July 1998; however, in January 1997, the Company entered into an agreement with Cargill that gives the Company the option to terminate the Repurchase Facility through May 31, 1997. (See Footnote 19.)

         Under the terms of the Repurchase Facility, the Company will sell Contracts to Cargill with an agreement to repurchase the Contracts. The repurchase is intended to occur concurrent with the sale of the Contracts. The Repurchase Facility requires Contracts to be held by a custodian and requires the Company to deposit borrower payments into restricted bank accounts. When the Contracts are repurchased from Cargill, the Company is obligated to pay Cargill a repurchase fee that is calculated as a percentage of the Contracts ranging from 2% to 0.5%, depending upon the cumulative amount of Contract dispositions. The Company is obligated to repurchase Contracts in the event that: (i) the Contracts do not conform to the terms of the Repurchase Facility, (ii) a breach of a representation or warranty has occurred or (iii) the Company has defaulted under the terms of the Repurchase Facility. In addition, the Repurchase Facility contains certain restrictive covenants that include, without limitation, achieving specific Contract purchase volumes. If these covenants are not met, a termination of the facility could occur. As of December 31, 1996, and 1995, management believes the Company was in compliance with such covenants. The parent company has guaranteed $5.0 million of the amount outstanding under the Repurchase Facility and the NIM Facility (included in Other Borrowings on the Consolidated Balance Sheet (See Footnote 11.) in the event of a default under either facility.

         The Repurchase Facility balance is net of deferred costs of $186,000, and $310,000 as of December 31, 1996, and 1995, respectively. The interest rate on the Repurchase Facility is the one-month LIBOR, plus 3.25%. The relevant LIBOR was 5.5% as of December 31, 1996, and 5.7% as of December 31, 1995. In addition to amounts in the restricted cash accounts, advances on the Repurchase Facility were secured by Contracts aggregating approximately $23 million and $31 million as of December 31, 1996, and 1995, respectively. These amounts include $1.5 million and $642,000 of Contracts which were delivered, but not yet funded by Cargill, as of December 31, 1996, and 1995, respectively.

(10)  SUBORDINATED NOTES, NET

         On November 18, 1996, the Company received net cash proceeds of $19.0 million from the issuance of the Notes in an underwritten public offering, after deducting the underwriting discount and issuance costs. The proceeds were used to repay borrowings under the NIM Facility (included in other borrowing on the consolidated balance sheets), partially repay borrowings under the Repurchase Facility and as other general working capital.

                        ACC CONSUMER FINANCE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Interest on the Notes is payable monthly commencing January 1, 1997, at an interest rate of 10.25% per annum, until December 1, 2003, when the entire $20 million principal is due in full. Interest expense, including amortization of underwriting discount and issuance costs, was $252,000 for the year ended December 31, 1996. The Company recognizes interest and amortization expenses related to the Notes using a method which approximates the effective interest method over the expected redemption period. The Notes are redeemable at the option of the Company after December 1, 1999. If the Company redeems the Notes prior to maturity, it will pay in cash a redemption price equal to the following percentages of the principal amount of the Notes redeemed, plus interest to the date fixed for redemption:

             IF REDEEMED DURING                               REDEMPTION
         THE 12 MONTHS BEGINNING:                                PRICE
       --------------------------                             -----------
       December 1, 1999...................................        104%
       December 1, 2000...................................        102%
       December 1, 2001 and thereafter....................        100%

         The Notes are redeemable at the option of the holders in the event of the death of a holder (subject to certain individual and aggregate annual limitations) and in the event of a fundamental structural change in the Company or fundamental change of business as defined in the indenture pursuant to which the Notes were issued. The Notes are subordinated to certain existing and future indebtedness of the Company as defined in the indenture. The indenture requires the Company to comply with their covenants. Management believes that the Company was in compliance with these covenants at December 31, 1996.

         As of December 31, 1996, the $20 million outstanding principal balance of the Notes is reported net of unamortized underwriting discount and issuance costs of approximately $1.0 million.

(11)  OTHER BORROWINGS

         In September 1995, the Company entered into the NIM Facility with Cargill, which is collateralized by the Subordinated Securities and the ESRs. (See Footnote 19.) The NIM Facility and the Repurchase Facility have cross-default and cross-collateralization clauses which state that the Company must be in compliance with all covenants relating to both agreements at all times. In November of 1996, the Company paid-off the entire outstanding balance with proceeds from the issuance of the Notes, but may draw on the facility as required to pay securitization costs and expenses. As of December 31, 1995, the Company had drawn $7.4 million under this facility. The interest rate on the NIM Facility is the one-month LIBOR, plus 7%. The Company also pays an annual commitment fee payable in four quarterly installments. The NIM Facility has a contractual maturity date of May 22, 1998. The NIM Facility is subject to certain restrictive covenants. If these covenants are not met, a termination of the facility could occur. As of December 31, 1996, and 1995, management believes the Company was in compliance with its covenants. In January 1997 (unaudited), the Company entered into an agreement changing certain terms of the NIM Facility and reducing the commitment amount to $10 million and reducing the annual fee to $100,000.

         The Company retired a bridge financing facility of $2.5 million with proceeds of the NIM Facility. The Bridge Financing Facility had an interest rate of 12%.

(12)  PREFERRED STOCK

         (a) Redeemable Preferred Stock

         Each outstanding share of redeemable Preferred Stock was converted into 23 shares of Common Stock in May 1996 when the Company completed the initial public offering of its Common Stock. In June 1996, $574,454 of dividends were paid to the holders of the redeemable Preferred Stock.

         The holders of the Series A, Series B and Series C Preferred Stock were entitled to receive cumulative dividends of 4%, 6% and 4%, respectively, of the stated value of the shares when and as declared by the Board of Directors. No dividends were to be paid prior to the earlier of: (i) July 15, 1998, (ii) 30 days following the

                        ACC CONSUMER FINANCE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Company's initial public offering or (iii) a liquidation of the Company. Upon liquidation, holders of the Preferred Stock were entitled to receive, in preference to any payment on the Common Stock, an amount equal to the stated value of the shares, plus any accrued and unpaid dividends. The Preferred Stock was redeemable, at the option of the holder, five years (for the Series A and Series C) or two years (for the Series B) from the date of issue at the stated value, plus accumulated dividends. Each share of redeemable Preferred Stock automatically converted into 23 shares of Common Stock upon the closing of the Company's initial public offering of its Common Stock.

             The changes in redeemable Preferred Stock are as follows:

                                         SERIES A          SERIES B            SERIES C
                                        PREFERRED          PREFERRED          PREFERRED           TOTAL              TOTAL
                                          STOCK             STOCK                STOCK            SHARES             AMOUNT
                                       -----------        -----------        -------------       ---------        -----------
Balance at June 30, 1994 .........     $ 4,108,400        $        --        $          --         120,000        $ 4,108,400
Issuance of Series A Preferred ...         249,977                 --                   --           7,537            249,977
                                       -----------        -----------        -------------       ---------        -----------
Balance at December 31, 1994 .....       4,358,377                 --                   --         127,537          4,358,377
Issuance of Series B Preferred ...              --            749,970                   --          11,538            749,970
Exercise of Warrants .............       1,170,702                 --                   --          35,294          1,170,702
                                       -----------        -----------        -------------       ---------        -----------
Balance at December 31, 1995 .....       5,529,079            749,970                   --         174,369          6,279,049
Issuance of Series C Preferred ...              --                 --            1,000,995           7,913          1,000,995
Conversion to Common Stock .......      (5,529,079)          (749,970)          (1,000,995)       (182,282)        (7,280,044)
                                       -----------        -----------        -------------       ---------        -----------
Balance at December 31, 1996 .....     $        --        $        --        $          --                        $        --
                                       ===========        ===========        =============       =========        ===========

         (b)  Blank Check Preferred Stock

         The Company's Certificate of Incorporation authorizes the issuance of 1,817,718 shares of Preferred Stock that have not been designated or issued (blank check preferred) and may be subject, without shareholder approval, to being issued in one or more series with such preferences, limitations and relative rights as are determined by the Board of Directors of the Company at the time of the issuance.

         (c)  Warrants

         In July 1993, the Company issued to Cargill a warrant in connection with the Repurchase Facility for 35,294 shares of the Company's Series A redeemable Preferred Stock. The warrant entitled Cargill to acquire a like number of shares of Series A redeemable Preferred Stock for an exercise price in the range of $33.17 per share to $66.17 per share based upon the net book value per share of the Common Stock. The warrant was to expire on the earlier of: (i) July 15, 1999, (ii) the closing of an initial public offering or (iii) the termination of the Repurchase Facility by Cargill due to a material breach by Cargill. The warrant was fully exercised by Cargill in September 1995, at an exercise price of $33.17 per share.

                        ACC CONSUMER FINANCE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(13)  FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company discloses estimated fair values for its financial instruments, as well as the methods and significant assumptions used to estimate fair values. The following information does not purport to represent the aggregate net fair value of the Company.

                                                    DEC. 31, 1996                        DEC. 31, 1995
                                             -----------------------------       -----------------------------
                                              CARRYING            FAIR            CARRYING            FAIR
                                                VALUE             VALUE            VALUE             VALUE
                                             -----------       -----------       -----------       -----------
Financial Instrument:
   Installment Contracts Held-for-Sale ...   $21,078,692       $21,888,000       $28,187,778       $29,518,000
   Installment Contracts Held-for-
      Investment .........................     3,428,643         3,540,000           509,388           509,000
   Asset-Backed Securities:
      Held-to-Maturity ...................            --                --         3,910,080         4,251,000
      Available-for-Sale .................     7,832,174         7,832,000                --                --
   Excess Servicing Receivables ..........    15,573,618        17,297,000         5,590,878         5,753,000
   Repurchase Facility ...................    11,026,130        11,026,000        29,708,252        29,708,000
   Subordinated Notes Payable ............    19,196,110        19,196,000                --                --
   Other Borrowings ......................            --                --         7,439,957         7,440,000
   Lease Liability .......................       332,259           353,000           519,486           569,000
   Hedge Liability .......................        44,000            44,000           223,000           223,000

         Installment Contracts Held-for-Sale

         The carrying value of Contracts held-for-sale represents the Company's cost basis in the Contracts. Also, since the Company intends to hold the Contracts for a relatively short period of time and then sell them through a securitization, typically at par, fair values of Contracts held-for-sale is estimated to be par value.

         Installment Contracts Held-for-Investment

         Estimates have been made, based on historical experience, of the value of the Contracts within the held-for-investment portfolio. The carrying value is reported net of an allowance for the probable losses on these Contracts and is a reasonable estimate of what management believes to be the fair value of the Contracts in this portfolio.

         Asset-Backed Securities Held-to-Maturity and Excess Servicing
Receivables

         The fair values of the asset-backed securities held-to-maturity (elsewhere referred to as Subordinated Securities) and the ESRs are estimated by discounting future cash flows using credit and discount rates that the Company believes reflect the current market conditions and estimated credit, interest rate and prepayment risks associated with similar types of instruments.

         Asset-Backed Securities Available-for-Sale

         Asset-backed securities available-for-sale are valued based on current market conditions and estimated credit, interest rate and prepayment risks associated with similar types of instruments and, thus, the carrying value approximates fair value.

         Subordinated Notes Payable

         As the Notes were issued in November 1996, the carrying value approximates the market value, given market prices and rates for similar debt with similar remaining terms as of December 31, 1996.

                        ACC CONSUMER FINANCE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         Repurchase Facility and Other Borrowings

         The carrying value approximates fair value as these facilities reprice frequently at market interest rates.

         Lease Liability

         The fair value of the lease liabilities is estimated by discounting the future cash obligations using a rate that the Company believes reflects the market interest rate for similar types of instruments.

         Hedge Liability

         The carrying value approximates fair value as this position refixes frequently at market rates. The fair value of the hedge position is based upon quoted market prices.

(14)  COMMITMENTS AND CONTINGENCIES

         (a) Leases

         The Company leases office space, computers and other equipment under various operating leases. Future minimum rental payments on these operating leases are as follows:


   YEAR ENDED
   DECEMBER 31,
   ------------
          1997 ...............................              $  864,304
          1998 ...............................                 576,925
          1999 ...............................                 323,952
          2000 ...............................                 306,353
          2001 ...............................                 294,445
          Thereafter .........................                  69,963
                                                            ----------
          Total Payments .....................              $2,435,942
                                                            ==========

         Total lease expense for the years ended December 31, 1996, and 1995, the Transition Period, and the Initial Fiscal Year was $696,000, $445,000, $134,000 and $103,000, respectively.

         The Company also leases furniture and equipment under various capital leases with a related party. The future minimum lease payments on these capital leases are as follows:

   YEAR ENDED
   DECEMBER 31,
   ------------
          1997 ....................................         $ 280,784
          1998 ....................................           106,898
          Thereafter ..............................                --
                                                            ---------
          Total Payments ..........................           387,682
          Less Amount Representing Interest .......           (55,423)
                                                            ---------
          Total Lease Liability ...................         $ 332,259
                                                            =========

         (b)  Litigation

         The Company is subject to lawsuits which arise in the ordinary course of business. Management is of the opinion, based in part upon consultation with its counsel, that the liability to the Company, if any, arising from existing and threatened lawsuits would have no material adverse effect on the Company's financial position and results of operations.

                       ACC CONSUMER FINANCE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(15)  INCOME TAXES

         The components of income tax expense for the year ended December 31, 1996, and 1995, the Transition Period and the Initial Fiscal Year are as follows:

                                                                                                    PERIOD FROM
                                                                                   SIX-MONTH       JULY 15, 1993
                                                                                   TRANSITION        (INCEPTION)
                                              YEAR ENDED         YEAR ENDED       PERIOD ENDED         THROUGH
                                             DEC. 31, 1996      DEC. 31, 1995     DEC. 31, 1994     JUNE 30, 1994
                                             -------------      -------------     -------------     -------------
Current Income Taxes
    Federal ...............................   $ 1,371,000        $    12,000        $      --        $        --
    State .................................       556,000             23,000               --                 --
                                              -----------        -----------        ---------        -----------
       Subtotal ...........................     1,927,000             35,000               --                 --
Deferred Income Taxes
     Federal ..............................     1,437,000          1,171,000         (329,000)          (818,000)
     State ................................       450,000            361,000          (24,000)          (187,000)
                                              -----------        -----------        ---------        -----------
        Subtotal ..........................     1,887,000          1,532,000         (353,000)        (1,005,000)
Change in Valuation Allowance .............            --         (1,358,000)         353,000          1,005,000
Taxes Allocated to Shareholders' Equity ...      (122,000)                --               --                 --
                                              -----------        -----------        ---------        -----------
       Total ..............................   $ 3,692,000        $   209,000        $      --        $        --
                                              ===========        ===========        =========        ===========

         A reconciliation of expected income taxes computed using the federal income tax rate of 34% to taxes actually provided is set forth as follows:

                                                                                                     PERIOD FROM
                                                                                     SIX-MONTH      JULY 15, 1993
                                                                                     TRANSITION       (INCEPTION)
                                                  YEAR ENDED        YEAR ENDED      PERIOD ENDED        THROUGH
                                                DEC. 31, 1996     DEC. 31, 1995     DEC. 31, 1994    JUNE 30, 1994
                                                -------------     -------------     -------------    -------------
Computed Expected Income Taxes ............       $2,989,000       $ 1,250,000        $(337,000)       $(880,000)
Change in Valuation Allowance, Net of
    (Utilization of) Non-Recognition of Net
    Operating Loss Carryforward ...........               --        (1,358,000)         353,000          880,000
State Taxes, Net of Federal Benefit .......          664,000           339,000               --               --
Alternative Minimum Tax ...................               --            12,000               --               --
Other .....................................           39,000           (34,000)         (16,000)              --
                                                  ----------       -----------        ---------        ---------
     Total Income Taxes ...................       $3,692,000       $   209,000        $      --        $      --
                                                  ==========       ===========        =========        =========

                        ACC CONSUMER FINANCE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         Deferred income taxes result from the temporary differences between the tax basis of an asset or a liability and its reported amount in the consolidated balance sheets. The significant components that comprise deferred tax assets and liabilities at December 31, 1996, and 1995, are as follows:

                                                   DEC. 31, 1996     DEC. 31, 1995
                                                   -------------     -------------
Deferred Tax Assets:
   Allowance for Contract Losses ................   $   257,000        $   216,000
   Net Operating Loss Carryforwards .............            --            452,000
   Amortization .................................     1,029,000            245,000
   Depreciation .................................       170,000            120,000
   State Tax Benefits ...........................       392,000             45,000
   Other ........................................       193,000             25,000
                                                    -----------        -----------
     Total Gross Deferred Tax Assets ............     2,041,000          1,103,000
Deferred Tax Liabilities:
   Gain on Securitization .......................    (3,772,000)        (1,020,000)
   Deferred Contract Fees .......................      (124,000)          (161,000)
   Unrealized Gain on Asset-Backed Securities ...      (122,000)                --
   Other ........................................       (84,000)           (96,000)
                                                    -----------        -----------
     Total Gross Deferred Tax Liabilities .......    (4,102,000)        (1,277,000)
                                                    -----------        -----------
Net Deferred Tax Liability ......................   $(2,061,000)       $  (174,000)
                                                    ===========        ===========

         Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize deferred tax assets existing at December 31, 1996, and 1995.

(16)  401(K) PLAN

         The Company adopted a defined contribution plan, pursuant to Internal Revenue Code Section 401(k), effective February 1, 1994. Eligible employees, generally those who have completed more than 90 days of service, may elect to contribute from 2% to 20% of their pre-tax compensation. Voluntary Company contributions to the plan are allocated based on 50% of the employee contributions up to $1,000 per calendar year. The plan may be terminated by the Company at any time. Employer contributions to the plan were approximately $58,000, $37,000, $25,000 and $14,000 for the year ended December 31, 1996, and
1995, the Transition Period and the Initial Fiscal Year.

(17)  STOCK OPTION PLANS

         The Company's 1995 stock option plan (Employee Plan) covers 450,000 shares of Common Stock. The Employee Plan permits the grant of incentive stock options or non-qualified options to any employees of the Company. Incentive stock options may not have an exercise price of less than the fair market value of the Common Stock on the date of grant, except options granted to holders of more than 10% of the Company's Common Stock may not have an exercise price of less than 110% of the fair market value of the Common Stock on the date of the grant. The Compensation Committee of the Board of Directors administers the Employee Plan and determines the employees who may participate, the amount of timing of each option grant and the vesting schedule for options. As of December 31, 1996, and 1995, stock options representing 511,338 and 442,500 shares of common stock, respectively, were outstanding.

    The Company's separate stock option plan for its non-employee Directors (Director Plan) covers 100,000 shares of Common Stock. The Director Plan provides for the award of non-qualified options, which expire five years from the date of grant, covering 20,000 shares of Common Stock to each non-employee director on the date of the plan's adoption and to any future elected or appointed non-employee director. Each of the options granted to the four current non-employee directors is at an exercise price of $7.25 per share. One-fourth of the option shares were vested on the date of grant and the balance will vest over the subsequent three years at a rate of one-third per year. Any future option grant will be at an exercise price equal to the fair market value of the Common Stock on the date

                        ACC CONSUMER FINANCE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

of the grant. At December 31, 1996, stock options representing 80,000 shares of Common Stock were outstanding and 40,000 were vested.

         Had compensation cost for the Company's stock-based compensation plan been determined consistent with FASB No. 123, the Company's net income and earnings per share (EPS) would have been reduced to the pro forma amounts indicated below:

                                                                  YEAR ENDING               YEAR ENDING
                                                                 DEC. 31, 1996             DEC. 31, 1995
                                                             ----------------------     --------------------
Net Income                    As Reported                    $          5,099,691       $       3,466,355
                                                             ======================     ====================
                              Pro Forma                      $          4,818,459       $       3,445,542
                                                             ======================     ====================
Primary EPS                   As Reported                    $               0.68       $            0.61
                                                             ======================     ====================
                              Pro Forma                      $               0.64       $            0.61
                                                             ======================     ====================
Fully Diluted EPS             As Reported                    $               0.67       $            0.60
                                                             ======================     ====================
                              Pro Forma                      $               0.64       $            0.60
                                                             ======================     ====================

         Pro forma net income reflects only options granted in 1996 and 1995. The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options vesting period and compensation cost for options granted prior to January 1, 1995, is not considered.

         The per share weighed-average fair value of stock options granted during 1996 and 1995 was approximately $3.90. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: zero dividend yield, expected volatility of approximately 47%, risk-free interest rates of approximately 7% and an expected life of approximately six years.

         A summary of the status of the Company's employee and director stock option plans as of December 31, 1996, and 1995, and changes during the years ended on those dates is presented below.


                                                    YEAR ENDED                       YEAR ENDED
                                                  DEC. 31, 1996                    DEC. 31, 1995
                                          -----------------------------   -------------------------------
                                                           WEIGHTED-
                                           SHARES           AVERAGE          SHARES      WEIGHTED-AVERAGE
                                           (000S)        EXERCISE PRICE      (000S)       EXERCISE PRICE
                                          --------       --------------   --------      -----------------
Outstanding at Beginning of Year           442,500           $7.25                --          $  --
Granted                                     84,588            6.51           442,500           7.25
Exercised                                       --              --                --             --
Forfeited                                  (15,750)          (7.25)               --             --
                                          --------           -----           -------          -----
Outstanding at End of Year                 511,338           $7.13           442,500          $7.25
                                          ========           =====           =======          =====

         The following table summarizes information about employee stock options outstanding at December 31, 1996:

                                                             OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                                      -------------------------------------       ---------------------
                                                      NUMBER OUTSTANDING       REMAINING           NUMBER EXCERCISABLE
    EXERCISE PRICE                                    AS OF DEC. 31, 1996    LIFE (YEARS)           AS OF DEC. 31, 1996
    --------------------------------------------      -------------------    ------------          --------------------
    $        7.25                                                426,750          8.9                     113,354
    $        6.60                                                 61,088          9.1                           -
    $        6.25                                                 23,500          9.5                           -

                        ACC CONSUMER FINANCE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(18)  RELATED PARTY TRANSACTIONS

         During the year ended December 31, 1995, the Company entered into employment agreements with its three senior executives, which supersede previous agreements and extend through December 31, 1998. Additionally, the Company has other borrowings with shareholders as discussed in Footnotes 9 and 11 and capital lease arrangements with a related party as discussed in Footnotes 8 and 14.

    (19)  SUBSEQUENT EVENTS (UNAUDITED)

         In January 1997, the Company announced that it had entered into an agreement with Cargill modifying the existing Repurchase Facility between the Company and Cargill. Under the terms of the agreement, the Company will have the right, at its option, to terminate the Repurchase Facility at any time through May 31, 1997, by providing Cargill with 14 days written notice and repaying the outstanding balance of the facility. In exchange for this early termination option, the Company issued Cargill 174,500 shares of unregistered Common Stock with a fair value of $10.88 per share as of the date of issuance. After issuance of these shares, Cargill's ownership of the Company's Common Stock increased to 13.4% from its current 11.6%. If the Company does not elect to exercise its right to terminate the Repurchase Facility, the market value of these shares will be credited against future repurchase fees that become due under the Repurchase Facility. If the Company elects to terminate the Repurchase Facility, the market value of the Common Stock issued to Cargill, as well as approximately $155,000 of capitalized expenses incurred in connection with the creation of the Repurchase Facility, will be written-off. Also included in this agreement is a modification of the NIM Facility (included in Other Borrowings on the Consolidated Balance Sheet) that reduced maximum borrowings from $15 million to $10 million.

(20)  QUARTERLY RESULTS (UNAUDITED)

         The following table sets forth certain unaudited quarterly operating results for the years ended December 31, 1996, and 1995. This information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments (which consist solely of normal recurring adjustments) necessary to present fairly the financial information of such periods.

                                                                                1996
                                        ----------------------------------------------------------------------------------------
                                           FIRST             SECOND             THIRD              FOURTH              YEAR
                                          QUARTER            QUARTER           QUARTER             QUARTER             ENDED
                                        -----------        -----------        -----------        -----------        ------------
Net Interest Income                     $   931.468        $ 1,103,136        $ 1,294,713        $ 1,370,807        $  4,700,124
Contract Losses                            (148,863)          (199,921)          (241,514)          (522,771)         (1,113,069)
Other Income:
    Servicing and Ancillary Fees            848,879            962,868          1,476,779          1,626,142           4,914,668
    Gain on Sale of Contracts             2,901,586          3,683,023          3,830,825          4,771,455          15,186,889
                                        -----------        -----------        -----------        -----------        ------------
       Total Income                       4,533,070          5,549,106          6,360,803          7,245,633          23,688,612
Total Expenses                            3,175,520          3,587,549          3,762,477          4,371,375          14,896,921
                                        -----------        -----------        -----------        -----------        ------------
Income Before Taxes                       1,357,550          1,961,557          2,598,326          2,874,258           8,791,691
Income Tax Provision                        570,000            824,000          1,091,000          1,207,000           3,692,000
                                        -----------        -----------        -----------        -----------        ------------
       Net Income                       $   787,550        $ 1,137,557        $ 1,507,326        $ 1,667,258        $  5,099,691
                                        ===========        ===========        ===========        ===========        ============
Fully-Diluted EPS                       $      0.13        $      0.16        $      0.18        $      0.20        $       0.67
                                        ===========        ===========        ===========        ===========        ============
Weighted Average Common and
Common Shares Outstanding                 6,295,655          7,166,818          8,346,834          8,369,897           7,588,476
                                        ===========        ===========        ===========        ===========        ============

                        ACC CONSUMER FINANCE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                                                                                1995
                                         --------------------------------------------------------------------------------------
                                            FIRST            SECOND             THIRD             FOURTH              YEAR
                                           QUARTER           QUARTER           QUARTER            QUARTER             ENDED
                                         -----------        ----------       -----------        -----------        ------------
Net Interest Income                      $ 1,287,048        $  793,393       $   860,408        $   391,505        $  3,332,354
Contract Losses                             (221,725)          211,377          (289,842)          (373,612)           (673,802)
Other Income:
    Servicing and Ancillary Fees              30,743           469,974           487,313            769,227           1,757,257
    Gain on Sale of Contracts                     --         3,913,477         1,890,600          2,252,059           8,056,136
                                         -----------        ----------       -----------        -----------        ------------
       Total Income                        1,096,066         5,388,221         2,948,479          3,039,179          12,471,945
Total Expenses                             1,614,598         2,535,003         2,178,475          2,468,514           8,796,590
                                         -----------        ----------       -----------        -----------        ------------
Income (Loss) Before Taxes                  (518,532)        2,853,218           770,004            570,665           3,675,355
Income Tax Provision (Benefit)                    --            35,000           282,380           (108,380)            209,000
                                         -----------        ----------       -----------        -----------        ------------
       Net Income (Loss)                 $  (518,532)       $2,818,218       $   487,624        $   679,045        $  3,466,355
                                         ===========        ==========       ===========        ===========        ============
Fully-Diluted EPS                        $     (0.10)       $     0.49       $      0.08        $      0.11        $       0.60
                                         ===========        ==========       ===========        ===========        ============
Weighted Average Common and
  Common Shares Outstanding                5,298,717         5,697,427         5,835,593          6,110,479           5,737,258
                                         ===========        ==========       ===========        ===========        ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         DIRECTORS AND EXECUTIVE OFFICERS. The information set forth below describes the directors and executive officers of the Company as of February 15, 1997.

NAME                                       AGE        POSITION
----                                       ---        --------
Rocco J. Fabiano.......................     40        Chairman of the Board, Chief Executive Officer
Gary S. Burdick........................     40        President
Rellen M. Stewart......................     43        Chief Operating Officer, Chief Financial Officer, Treasurer
John J. Cruz...........................     48        Senior Vice President of Contract Servicing
R. Frank Mercer........................     50        Senior Vice President, Chief Credit Officer
Jack R. Cohen..........................     44        Vice President, General Counsel, Secretary
Ethan J. Falk..........................     43        Director
Jack P.Fitzpatrick.....................     43        Director
Jeffrey S. Lambert.....................     33        Director
Jeffrey E. Susskind....................     43        Director

         ROCCO J. FABIANO, CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER. Mr. Fabiano is a Founder of ACC and is the Chairman of the Board and Chief Executive Officer. In 1991, Mr. Fabiano co-founded Consumer Portfolio Services, Inc. and acted as a consultant to that company until December 1992, at which time he began work on the formation of ACC. He also has been the Chairman of the Board of Far Western Bank, an Executive Vice President of Imperial Corporation of America, Chief Operating Officer of Ameristar Mortgage Corporation and Senior Consultant for KPMG Peat Marwick. Mr. Fabiano holds a BS in Genetics and an MS in Protein Chemistry from Colorado State University and an MBA in Finance from Cornell University.

         GARY S. BURDICK, PRESIDENT. Mr. Burdick is a Founder of ACC and has been the President since September 1995. Mr. Burdick was Chairman of the Board and Chief Executive Officer of ACC from July 1993 to September 1995. Mr. Burdick worked from January through June of 1993 as an advisor to the Ministry of Privatization for the Czech Republic in Prague as part of a United States State Department Aid to Developing Nations program. From May 1991 to December 1992, Mr. Burdick was an independent consultant and contributed time to Rebuild LA Mr. Burdick was a Director of Prudential Securities from 1989 to April 1991. He also has specialized in mortgage finance and asset securitizations as a Vice President of Goldman Sachs and a Vice President of Lehman Brothers. Mr. Burdick holds a BA in Economics and a BS in Environmental Studies from the University of California at Santa Barbara.

         RELLEN M. STEWART, CHIEF OPERATING OFFICER, CHIEF FINANCIAL OFFICER AND TREASURER. Mr. Stewart is a Founder of ACC and has been the Chief Operating Officer and Chief Financial Officer of ACC since July 1993. Mr. Stewart was also President of ACC from July 1993 to September 1995. From 1988 to July 1993, Mr. Stewart was an Executive Vice President of EurekaBank. From 1977 to 1988, Mr. Stewart was employed by KPMG Peat Marwick becoming a Partner in 1984 and later becoming the firm's National Practice Director for consulting to the mortgage industry. He also has been a Financial Analyst for Wells Fargo Bank. Mr. Stewart holds a BS in Business Administration and an MBA in Finance from the University of California at Berkeley.

         JOHN J. CRUZ, SENIOR VICE PRESIDENT OF CONTRACT SERVICING. Mr. Cruz joined ACC in July 1993 as Vice President of Collections. In October 1996, Mr. Cruz became a Senior Vice President. From July 1991 to July 1993, Mr. Cruz was Collections Manager for Consumer Portfolio Services, Inc. Mr. Cruz was Vice President and Collections Manager of Far Western Bank from 1987 to April 1991. He also has held the position of General Manager of Pacific Coast Collections.

         R. FRANK MERCER, SENIOR VICE PRESIDENT, CHIEF CREDIT OFFICER. Mr. Mercer joined ACC in July 1993 as Vice President of Credit Administration. He was promoted to Senior Vice President in May 1994 and was made Chief Credit Officer in September 1995. Mr. Mercer worked as an independent banking consultant and mortgage broker from December 1992 to July 1993. From 1990 to November 1992, Mr. Mercer was a Vice President of Financial Services of Olympian Bancorp. He also has held positions as Vice President of Consumer Loan Operations of Imperial Savings Association, Vice President of Landmark Thrift and Loan, Principal of RFM Financial Services and District Manager for Mellon Financial Services.

         JACK R. COHEN, VICE PRESIDENT, GENERAL COUNSEL AND SECRETARY. Mr. Cohen joined ACC as Vice President and Corporate Counsel in August 1995. He became Secretary of the Company in September 1995 and General Counsel in August 1996. Mr. Cohen was in private practice from November 1994 to July 1995. Mr. Cohen was Executive Vice President and General Counsel of Coast to Coast Marketing, Inc., from February 1992 to October 1994. From May 1991 to January 1992, Mr. Cohen was Vice President and Attorney for Republic Factors Corp. He also has been Vice President and Senior Counsel of Imperial Savings Association, Associate Attorney for Jennings, Engstrand and Henrikson and Law Clerk for the US Bankruptcy Court. Mr. Cohen holds a BA in Psychology from Clark University and a JD from University of San Diego School of Law.

         ETHAN J. FALK, DIRECTOR. Mr. Falk has been a Director since February 1995. Mr. Falk has been a shareholder in the law firm of Falk & Sharp, Professional Corporation, since 1990. Prior to founding Falk & Sharp, Mr. Falk was a partner in the law firm of Lillick & McHose. Mr. Falk holds a BA in Mathematics from the State University of New York at Binghamton and a JD from the University of Michigan Law School.

         JACK P. FITZPATRICK, DIRECTOR. Mr. Fitzpatrick has been a Director since February 1995. Mr. Fitzpatrick is the Chief Financial Officer of Multichannel Communications Sciences, Inc. and has held this position since July 1995. From July 1993 to May 1995, Mr. Fitzpatrick was the Chief Financial Officer of Diatek/Arkive Information Systems. From 1989 to July 1993, Mr. Fitzpatrick was the Chief Financial Officer and, later, Vice President of Sales for Pacific Data Products. He also has held positions as Chief Financial Officer of Syntro, Manager of Strategic Planning for Xerox and Senior Consultant for KPMG Peat Marwick. Mr. Fitzpatrick holds a BA in Applied Mathematics, an MS in Computer Science and an MBA from Harvard University.

         JEFFREY S. LAMBERT, DIRECTOR. Mr. Lambert has been a Director since July 1993. Mr. Lambert is the Chief Financial Officer and a Director of the general partner of Strome Susskind Investment Management, LP, and Strome Susskind Securities, LP, a member firm of the National Association of Securities Dealers, and has held both positions since November 1993. Mr. Lambert is also the Chief Financial Officer and a Director of Strome Susskind & Co. and has held this position since July 1992. From 1987 to July 1992, Mr. Lambert was the Chief Financial Officer of Kayne Anderson & Co. He also has held the position of Senior Accountant for Oppenheim, Appell & Dixon. Mr. Lambert holds a BS in Accounting from California State University Northridge.

         JEFFREY E. SUSSKIND, DIRECTOR. Mr. Susskind has been a Director since July 1993. Mr. Susskind is a Vice President and Director of the general partner of Strome Susskind Investment Management, LP, and Strome Susskind Securities, LP, and has held both positions since November 1993. Mr. Susskind is also a Vice President and Director of Strome Susskind & Co. and has held this position since February 1992. From 1987 to July 1992, Mr. Susskind was an Analyst with Kayne Anderson & Co. He also has held the position of Analyst with Goldman Sachs and with Donaldson, Lufkin & Jenrette. Mr. Susskind holds a BS in Economics from the University of Pennsylvania and a JD from the University of Michigan Law School.

         KEY EMPLOYEES

         The information set forth below describes key employees of the Company who are not executive officers as of February 15, 1997

NAME                                  AGE        POSITION
----                                  ---        --------
Brett L. Beckerman.................    31        Vice President of Information Technology
Douglas E. Brown...................    35        Vice President of Collections
Anthony N. Fiduk...................    40        Vice President of National Accounts
Ernest M. Garcia...................    48        Vice President of Credit Administration
Shaemus A. Garland.................    31        Vice President and Controller
Michael D. LoPresti................    44        Vice President and National Sales Manager
Tammy S. Ramos.....................    35        Vice President of Funding

         BRETT L. BECKERMAN, VICE PRESIDENT OF INFORMATION TECHNOLOGY. Mr. Beckerman has been Vice President of Information Technology since August 1993. From 1989 to August 1993, Mr. Beckerman was Data Processing Supervisor for LSI Financial Group. He also has been an Operations Manager of Vision, Inc., and a Senior Computer Operator for Quintec Insulectro. Mr. Beckerman holds a BS in Management Information Systems from California State University at Long Beach.

         DOUGLAS E. BROWN, VICE PRESIDENT OF COLLECTIONS. Mr. Brown joined ACC in October 1993 as Collections Manager. In October 1996, Mr. Brown became Vice President of Collections. From April 1991 to September 1993, Mr. Brown was Collections Manager at FB Collections, a collections agency. Mr. Brown has also been the Assistant Vice President of Collections of Far Western Bank.

         ANTHONY N. FIDUK, VICE PRESIDENT OF NATIONAL ACCOUNTS. Mr. Fiduk has been ACC's Vice President of National Accounts since December 1993. From November 1992 to November 1993, Mr. Fiduk was Finance Manager for Huntington Beach Dodge, Inc. and from July 1992 to October 1992 was Regional Marketing Director for Bedford Financial Corp. Mr. Fiduk was a Loan Officer with Interstate Diversified Financial from September 1990 to June 1992. He also has held positions as Assistant Vice President of Loan Origination's for Far Western Bank, Credit Underwriter for Lloyd Anderson Companies and Branch Manager for Transamerica Financial Services, Inc. Mr. Fiduk holds a BA in Economics from University of California at San Diego.

         ERNEST M. GARCIA, VICE PRESIDENT OF CREDIT ADMINISTRATION. Mr. Garcia has been with ACC since November 1993 and became the Company's Vice President of Credit Administration in May 1994. Mr. Garcia was an Assistant Vice President for First Fidelity Thrift and Loan from 1989 to September 1993. He also has held positions as Assistant Vice President for American Thrift and Loan, Branch Manager for California Thrift and Loan and Branch Manager for Household Finance.

         SHAEMUS A. GARLAND, VICE PRESIDENT AND CONTROLLER. Mr. Garland has been the Controller of ACC since September 1995. In October 1996, Mr. Garland became a Vice President. From November 1993 to September 1995, Mr. Garland was the Company's Accounting Manager. Previously, Mr. Garland spent four years with the United States Marine Corps. He holds a BS in Accounting from San Diego State University.

         MICHAEL D. LOPRESTI, VICE PRESIDENT AND NATIONAL SALES MANAGER. Mr. LoPresti has been Vice President and National Sales Manager of ACC since August 1993. From January 1992 to July 1993, Mr. LoPresti was Regional Vice President for Consumer Portfolio Services, Inc. Mr. LoPresti was New Car Manager for Long Beach Toyota from 1990 to January 1992. He also has held positions as Vice President of Loan Origination's of Far Western Bank, General Sales Manager for Auto Circus, Inc. and Finance Manager for Maurice J. Sopp and Son Chevrolet.

         TAMMY S. RAMOS, VICE PRESIDENT OF FUNDING. Ms. Ramos has been with ACC since February 1994 and became Vice President of Funding in March 1996. From February 1994 to March 1996, she had been the Company's Manager of Funding. From 1987 until joining the Company in February 1994, Ms. Ramos had been an Operations Manager for First Fidelity Thrift and Loan. She also held the position of Operations Manager for the City of Margatte, Florida.

ITEM 11.  EXECUTIVE COMPENSATION

         Information contained under the caption "Executive Compensation" in the Company's definitive Proxy statement to be filed with the Securities and Exchange Commission on or before March 31, 1997, is incorporated herein by reference to this item 11.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy statement to be filed with the Securities and Exchange Commission on or before March 31, 1997, is incorporated herein by reference in response to this item 12.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information contained under the caption "Certain Transactions" in the Company's definitive Proxy statement to be filed with the Securities and Exchange Commission on or before March 31, 1997, is incorporated herein by reference in response to this item 13.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)  Financial Statements

              Consolidated Balance Sheets
              Consolidated Statements of Operations
              Consolidated Statements of Cash Flows
              Notes to Consolidated Financial Statements

         (b)  Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended December 31, 1996.

         (c)  Exhibits

EXHIBIT                                                          SEQUENTIAL PAGE
NUMBER                              DESCRIPTION                  NUMBER
--------------------------------------------------------------------------------
3.1      -      The Company's Certificate of Incorporation, filed with the
                Delaware Secretary of State on November 9, 1995, as amended(1)

3.2      -      The Company's Bylaws(1)

4.1      -      Trust Indenture dated November 18, 1996 between Company and
                Norwest Bank Minnesota, National Association ("Norwest Bank")(2)

10.1     -      Investors Rights Agreement, dated as of July 15, 1993, by and among the Company and certain of its shareholders(2)

10.2     -      Definitive Commitment, dated July 15, 1993, by and among the
                Company, Cargill Financial Services Corporation and OFL-A
                Receivables ("OFL-A"), together with the First Amendment thereto dated June 24, 1994, and the Third Amendment thereto Dated
                September 29, 1995.(2)

10.3     -      Master Contract Repurchase Agreement, dated July 15, 1993, by and among the Company, Cargill Financial Services Corporation and OFL-A, together with the First Amendment thereto dated June
                24, 1994, and the Amendment thereto dated September 15, 1995, and the Third Amendment thereto dated as of September 29,
                1995.(2)

10.4     -      Master Contract Servicing Agreement, dated July 15, 1993, by and among the Company, Cargill Financial Services Corporation and
                OFL-A, together with the First Amendment thereto dated June 24,
                1994, and the Amendment thereto dated as of September 15,
                1995.(2)

10.5     -      Master Contract Custodial Agreement, dated July 15, 1993, by and among the Company, Cargill Financial Services Corporation, OFL-A
                and Norwest Bank.(2)

10.6     -      Intentionally omitted

10.7     -      Subordinated Certificate and Net Interest Margin Certificate
                Financing Facility Agreement, dated as of September 1, 1995, by and among OFL-A, Cargill Financial Services Corporation and
                Norwest Bank, together with Supplement No. 1 thereto dated
                September 15, 1995.(2)

10.8     -      ACC Limited Guarantee, dated as of September 1, 1995, executed by the Company, relating to Exhibit 10.7.(2)

10.9     -      Stock Pledge and Collateral Agency Agreement, dated as of
                September 1, 1995, by and among the Company, Cargill Financial
                Services Corporation and Norwest Bank, relating to Exhibit
                10.7.(2)

10.10    -      Office Lease by and between the Company and Pardee Construction
                Company, dated August 6, 1993.(2)

10.11    -      Lease Agreement by and among the Company, Thomas E. Orton,
                Brannen/Goddard Company, and the Griffin Company, dated December
                1, 1994.(2)

10.12    -      The Courtyard Office Lease Agreement by and among the Company and Metropolitan Life Insurance Company, dated January 9,
                1995.(2)

10.13    -      Master Lease Number 137902, dated February 21, 1995, by and between the Company and Computer Sales International, Inc.(2)

10.14    -      Master Equipment Lease No. 90011, dated September 23, 1994, by and between the Company and Cargill Leasing Corporation.(2)

10.15    -      Master Lease dated June 24, 1994, by and between the Company and
                Sun Data, Inc., and related purchase option.(2)

10.16 - 10.26   Intentionally omitted

10.27    -      Employment Agreement by and between the Company and Rocco J.
                Fabiano.(1)

10.28    -      Employment Agreement by and between the Company and Gary S.
                Burdick.(1)

10.29    -      Employment Agreement by and between the Company and Rellen M.
                Stewart.(1)

10.30    -      Form of Indemnification Agreement between ACC Consumer Finance
                Corporation and certain of its directors and officers.(1)

10.31    -      Tax Sharing Agreement, dated July 15, 1993, between the Company and OFL-A.(1)

10.32    -      Intentionally Omitted.

10.33    -      The Company's 401(k) Salary Savings Plan and Trust Agreement,
                effective as of February 1, 1994.(1)

10.35    -      The Company's Directors' 1995 Stock Option Plan.(1)

10.36    -      Consulting Agreement dated as of October 17, 1995, by and
                between the Company and Strome Susskind Investment Management,
                L.P.(1)

10.37    -      Amendment and Waiver Concerning Existing Agreements dated as of
                January 23, 1996, by and among the Company, Strome Partners,
                L.P., Strome Offshore Limited, Rocco J. Fabiano, Gary S.
                Burdick, Rellen M. Stewart and Cargill.(1)

10.38    -      Fourth Amendment to Master Contract Repurchase Agreement dated as of March 31, 1996, by and among Norwest Bank, Cargill and
                OFL-A.(1)

10.39    -      Third Amendment to Investor Rights Agreement dated as of March
                31, 1996, by and among the Company, Strome Partners, L.P.,
                Strome Offshore Limited, Rocco J. Fabiano, Gary S. Burdick,
                Rellen M. Stewart and Cargill.(1)

10.40    -      First Amendment to Subordinated Certificate and Net Interest
                Margin Certificate Financing Facility Agreement.(1)

10.47    -      Equipment Lease dated November 8, 1995, by and between the
                Company and Sun Data, Inc., and related purchase option.(1)

10.48    -      Agreement of Lease dated March 1996 by and between American
                Trading Real Estate Properties, Inc. and the Company.(1)

10.49    -      Sublease dated April 1996 by and between the Company and First
                Fidelity Thrift & Loan Association.(1)

10.56    -      Presidential Circle Standard Office Lease by and between the
                Company and Colony Presidential Partners, LP, dated June 11,
                1996.(1)

10.57    -      Office Building Lease by and between the Company and Plaza
                Holdings, Inc., dated August 23, 1996.(2)

10.58 - 10.61   Intentionally omitted

10.62    -      Agreement dated January 31, 1997, among Company, OFL-A and
                Cargill Financial Services Corp.

10.63    -      Third Amendment of Subordinated Certificates Net Invest Margin
                Certificate Financing Facility dated January 31, 1997, among
                Company, OFL-A Cargill and Norwest Bank

11.1     -      Statement of Computation of Weighted Average Shares Outstanding.

12.1     -      Statement Regarding Computation of Ratios

21.1     -      List of Subsidiaries.

23.1     -      Consent of Independent Auditors

27.1     -      Financial Data Schedule.


(1) Incorporated by reference to exhibits filed with the Commission in the Company Registration Statement on Form S-1 (Registration No. 33-98626).

(2) Incorporated by reference to exhibits filed with the Commission in the Company Registration Statement on Form S-1 (Registration No. 333-12605).

         (d)  Financial Statement Schedules

              None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACC CONSUMER FINANCE CORPORATION



By:  /s/ Rocco J. Fabiano
   _______________________________
         Rocco J. Fabiano
         Chief Executive Officer

Dated: March 26, 1997
      ____________________________


         In accordance with the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 26, 1997                   By: /s/ Rocco Fabiano
                                           ____________________________
                                             Rocco Fabiano
                                             Chairman of the Board



Date:  March 26, 1997                   By: /s/ Rellen M. Stewart
                                           ____________________________
                                             Rellen M. Stewart
                                             Chief Financial Officer



Date:  March 26, 1997                   By: /s/ Shaemus A. Garland
                                           ____________________________
                                             Shaemus A. Garland
                                             Vice President and Controller



Date:  March 26, 1997                   By: /s/ Jack P. Fitzpatrick
                                           ____________________________
                                             Jack P. Fitzpatrick
                                             Director

Date:  March 26, 1997                   By: /s/ Ethan J. Falk
                                           ____________________________
                                             Ethan J. Falk
                                             Director


Date:  March 26, 1997                   By: /s/ Jeffrey S. Lambert
                                           ____________________________
                                             Jeffrey S. Lambert
                                             Director

Date:  March 26, 1997                   By: /s/ Jeffrey S. Susskind
                                           ____________________________
                                             Jeffrey S. Susskind
                                             Director