Form 10-Q
period 1997-03-31
ACC CONSUMER FINANCE CORP
filed 1997-05-14
CIK 1002760

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 1997

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period from ____________ to _______________

                           Commission File No. 0-27268


                        ACC CONSUMER FINANCE CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

     a Delaware corporation                                     33-0682821
-------------------------------                              -----------------
(State or Other Jurisdiction of                                (IRS Employer
Incorporation or Organization)                               Identification No.)


  12750 High Bluff Drive, Suite 320
       San Diego, California                                       92130
----------------------------------------                       ------------
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

                                  Yes X     No
                                     ---       ----

         As of May 6, 1997, the following number of shares of the Company's capital stock were outstanding: 8,476,978

         Indicated by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q [ ]

                            Exhibit Index on Page 17

                        ACC CONSUMER FINANCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                          MAR. 31,         DEC. 31,
                                                                           1997              1996
                                                                        -----------      -----------
ASSETS
Cash and Cash Equivalents ........................................      $ 2,861,655      $ 1,101,598
Restricted Cash ..................................................        3,278,945        1,561,293
Credit Enhancement Cash Reserves .................................       10,633,270        8,353,180
Installment Contracts Held-for-Sale, Net .........................       21,371,143       21,078,692
Installment Contracts Held-for-Investment, Net ...................        2,969,232        3,428,643
Asset-Backed Securities Available-for-Sale .......................        7,212,000        7,832,174
Excess Servicing Receivables, at Fair Value ......................       20,056,000       15,573,618
Accounts Receivable ..............................................        1,788,090        3,229,933
Interest Receivable ..............................................          273,000          324,889
Fixed Assets, Net ................................................        1,198,096        1,140,525
Repossessed Vehicles .............................................          308,601          297,565
Prepaid Expenses .................................................          358,347          394,571
Other Assets .....................................................          503,971          316,709
                                                                        -----------      -----------
     Total Assets ................................................       72,812,350       64,633,390
                                                                        ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interim Financing Facilities, Net ................................       14,245,480       11,026,130
Subordinated Notes, Net ..........................................       19,158,515       19,196,110
Other Borrowings .................................................        2,447,618               --
Amount Due to Bank ...............................................               --        3,070,453
Lease Liability ..................................................          278,590          332,259
Tax Liability ....................................................        3,493,143        3,305,287
Accounts Payable and Accrued Liabilities .........................        5,123,349        3,183,435
                                                                        -----------      -----------
     Total Liabilities ...........................................       44,746,695       40,113,674

Shareholders' Equity:
     Preferred Stock, $.001 Par Value, 1,817,718 Shares
         authorized and No Shares Issued and Outstanding .........               --               --
     Common Stock, $.001 Par Value, Authorized 18,000,000,
         8,476,978 and 8,292,478  Shares Issued and Outstanding as
         of March 31, 1997 and December 31, 1996, Respectively ...            8,477            8,292
   Additional Paid-in Capital ....................................       21,629,950       19,931,825
   Unrealized Gain on Securities, Net ............................        1,007,796          168,175
   Retained Earnings .............................................        5,419,432        4,411,424
                                                                        -----------      -----------
     Total Shareholders' Equity ..................................       28,065,655       24,519,716
   Commitments and Contingencies
     Total Liabilities and Shareholders' Equity ..................      $72,812,350      $64,633,390
                                                                        ===========      ===========


          See accompanying notes to consolidated financial statements.

                        ACC CONSUMER FINANCE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 THREE-MONTH       THREE-MONTH
                                                PERIOD ENDED      PERIOD ENDED
                                                MAR. 31, 1997     MAR. 31, 1996
                                               --------------     --------------
Interest Income
     Interest Income ......................      $ 2,679,167       $ 2,024,393
     Interest Expense .....................       (1,542,377)       (1,092,925)
                                                 -----------       -----------
        Net Interest Income ...............        1,136,790           931,468
 Contract Losses
     Provision for Contract Losses ........         (217,503)         (148,863)
                                                 -----------       -----------
        Net Interest Income after Provision
            for Contract Losses ...........          919,287           782,605
 Other Income
     Servicing and Ancillary Fees .........        1,801,472           848,879
     Gain on Sale of Contracts ............        5,822,777         2,901,586
                                                 -----------       -----------
        Total Other Income ................        7,624,249         3,750,465

        Total Income ......................        8,543,536         4,533,070
 Expenses
     Personnel ............................        2,594,234         1,853,738
     General and Administrative ...........        1,410,263           748,555
     Servicing ............................          660,749           380,906
     Occupancy and Equipment ..............          217,613            92,701
     Depreciation and Amortization ........          132,842            99,620
                                                 -----------       -----------
        Total Expenses ....................        5,015,701         3,175,520

        Income Before Taxes ...............        3,527,835         1,357,550

        Income Tax Provision ..............       (1,482,000)         (570,000)
                                                 -----------       -----------
 Income From Continuing Operations ........        2,045,835           787,550

 Extraordinary Items:
          Loss on Termination of Repurchase
                  Facility, Net of Tax ....       (1,037,827)               --
                                                 -----------       -----------
 Net Income ...............................      $ 1,008,008       $   787,550
                                                 ===========       ===========
 Preferred Stock Dividends ................               --           (72,720)
                                                 -----------       -----------
 Net Income Available to Common
         Shareholders .....................      $ 1,008,008       $   714,830
                                                 ===========       ===========
Net Income per Common Share and
         Common Share Equivalent
            Continuing Operations .........      $      0.24       $      0.13
            Extraordinary Item ............            (0.12)               --
                                                 -----------       -----------
            Net Income ....................      $      0.12       $      0.13
                                                 ===========       ===========
Weighted Average Shares ...................        8,489,887         6,295,655
                                                 ===========       ===========

          See accompanying notes to consolidated financial statements.

                        ACC CONSUMER FINANCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                  THREE-MONTH       THREE-MONTH
                                                  PERIOD ENDED      PERIOD ENDED
                                                  MAR. 31, 1997     MAR. 31, 1996
                                                  --------------    -------------
Cash Flows from Operating Activities:
    Net Income ..............................      $ 1,008,008       $   787,550
    Adjustments to Reconcile Net Income
    to Net Cash Used in Operating Activities:
      Gain on Sale of Contracts .............       (5,822,777)       (2,901,586)
      Amortization and Depreciation .........        1,494,647           886,784
      Provision for Contract Losses .........          217,503           148,863
      Deferred Acquisition Expenses .........         (726,240)         (302,060)
         Loss on Termination of the
             Repurchase Facility ............        1,784,184                --
    Changes in Operating Assets:
      Net Cash Deposited into
           Restricted Accounts ..............       (3,997,742)         (964,139)
      Net Decrease in Contracts-
           Held-for-Sale ....................        1,307,391         2,548,319
      Interest Receivable ...................           51,889            70,132
      Accounts Receivable ...................        1,441,843        (3,038,797)
      Other Assets ..........................         (195,000)         (110,022)
      Prepaid Expenses ......................           36,224          (194,334)
    Changes in Operating Liabilities:
      Accounts Payable and Accrued
            Liabilities .....................        1,461,390         1,563,110
                                                   -----------       -----------
      Net Cash Used in Operating
          Activities ........................       (1,938,679)       (1,506,180)

Cash Flows from Investing Activities:
    Net Decrease (Increase) in Contracts
      Held-for-Investment ...................          196,247          (272,519)
    Principal Paydowns of Asset-Backed
      Securities ............................          890,314           468,562
    Proceeds from Liquidation of
      Repossessed Vehicles ..................          405,300           545,950
    Purchases of Fixed Assets, Net ..........         (182,675)         (116,574)
                                                   -----------       -----------
      Net Cash Provided by Investing
              Activities ....................      $ 1,309,186       $   625,419
                                                   ===========       ===========


          See accompanying notes to consolidated financial statements.

                        ACC CONSUMER FINANCE CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)


                                                        THREE-MONTH       THREE-MONTH
                                                       PERIOD ENDED       PERIOD ENDED
                                                       MAR. 31, 1997     MAR. 31, 1996
                                                       -------------     --------------
Cash Flows from Financing Activities:
        Net (Decrease) Increase in
          Interim Financing Facilities ...........      $ 3,033,441       $(3,794,040)
        Proceeds from Other Borrowings ...........        2,407,731         3,143,172
        Repayment of Other Borrowings ............               --          (533,452)
        Net Decrease in Capital Leases ...........          (53,669)          (44,640)
        Increase (Decrease) in Amount
          due Bank ...............................       (3,070,453)        1,029,845
        Net Proceeds from Exercise of Employee
          Common Stock Options ...................           72,500                --
        Net Proceeds from Issuance of
          Preferred Stock ........................               --         1,000.995
                                                        -----------       -----------
          Net Cash Provided by Financing
             Activities ..........................        2,389,550           801,880
Increase (Decrease) in Cash and
    Cash Equivalents .............................        1,760,057           (78,881)
Cash and Cash Equivalents at
    Beginning of Period ..........................        1,101,598           120,672
                                                        -----------       -----------
Cash and Cash Equivalents at End of Period .......      $ 2,861,655       $    41,791
                                                        ===========       ===========

Supplemental Disclosure:
    Interest Paid ................................      $ 1,789,175       $   856,377
    Taxes Paid ...................................      $ 1,138,582       $        --
    Non-Cash Issuance of Common Stock ............      $ 1,613,776       $        --
    Transfers of Contracts:
       Held-for-Sale to Asset-Backed Securities ..      $        --       $ 1,613,000
       Held-for-Investment to Repossessed Vehicles      $   416,336       $   560,831
       Held-for-Investment to Held-for-Sale ......      $ 3,428,643       $ 1,040,695
       Held-for-Sale to Held-for-Investment ......      $ 3,799,318       $ 1,150,831



          See accompanying notes to consolidated financial statements.

                        ACC CONSUMER FINANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1997 AND 1996

(1) NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a)  Basis of Presentation

         The consolidated financial statements include the accounts of ACC Consumer Finance Corporation (ACC) and its wholly-owned subsidiaries, OFL-A Receivables Corp. (OFL-A), ACC Receivables Corp. (Receivables), ACC Funding Corp. (Funding), and ACC Liquidity, LLC (Liquidity) (collectively, the Company). All material intercompany accounts and transactions have been eliminated. The consolidated financial statements as of March 31, 1997, and for the three-month periods ended March 31, 1997, and 1996, are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results in the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996. The results of operations for the three-month periods ended March 31, 1997, are not necessarily indicative of the results for the entire year ending December 31, 1997.

    (b)   New Accounting Pronouncements

         In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinquishment of Liabilities". This statement specifies when financial assets and liabilities are to be removed from an entity's financial statements, the accounting for servicing assets and liabilities and the accounting for assets that can be contractually prepaid in such a way that the holder would not recover substantially all of its recorded investment. Under SFAS No. 125, an entity recognizes only assets it controls and liabilities it has incurred, discontinues recognition of assets only when control has been surrendered, and discontinues recognition of liabilities only when they have been extinguished. SFAS No. 125 requires that the selling entity continue to carry retained interests relating to assets it no longer recognizes. Such retained interests are based on the relative fair values of the retained interests of the subject assets at the date of transfer. Transfers not meeting the criteria for sale recognition are accounted for as a secured borrowing with a pledge of collateral. Under SFAS No. 125, certain collateralized borrowings may result in assets no longer being recognized if the assets are provided as collateral and the secured party takes control of the collateral. This determination is based upon whether: (1) the secured party is permitted to repledge or sell the collateral and (2) the debtor does not have the right to redeem the collateral on short notice. Extinguishments of liabilities are recognized only when the debtor pays the creditor and is relieved of its obligation for the liability, or when the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor. SFAS No. 125 requires an entity to recognize its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset or liability. The servicing asset is to be amortized in proportion to, and over the period of, net servicing income. Servicing assets and liabilities are to be assessed for impairment based on their fair value. SFAS No. 125 modifies the accounting for interest-only strips or retained interests in securitizations, such as capitalized servicing fees receivable, that can be contractually prepaid or otherwise settled in such a way that the holder would not recover substantially all of its recorded investment. In this case, it requires that they be classified as available-for-sale or as trading securities. Interest-only strips and retained interests are to be recorded at fair value. Changes in fair value are included in operations, if classified as trading securities, or in shareholders' equity as unrealized holding gains or losses, net of the related tax effect, if classified as available for sale. Beginning January 1, 1997, the Company adopted SFAS No. 125 and recorded its Excess Servicing Receivables (ESRs) and other retained interests at fair value. An adjustment to the ESRs carrying value of $1.3 million was included in shareholders' equity as unrealized gains, net of tax.

                        ACC CONSUMER FINANCE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


 (2)  INSTALLMENT CONTRACTS HELD-FOR-SALE

        Installment Contracts held-for-sale are summarized as follows:

                                             MAR. 31, 1997        DEC. 31, 1996
                                             -------------        -------------
Principal Balance ....................        $ 22,302,086         $ 21,888,020
Purchase Discount ....................          (1,125,606)          (1,071,263)
Net Deferred Expenses ................             241,270              231,586
Unrealized Hedge (Gains) Losses ......             (46,607)              30,349
                                              ============         ============
                                              $ 21,371,143         $ 21,078,692
                                              ============         ============

         In addition to the Contracts owned by the Company, the Company serviced $278 million and $225 million of Contracts for others as of March 31, 1997, and December 31, 1996, respectively. The Company services Contracts for borrowers residing in approximately 40 states, with the largest concentrations of Contracts in California, Florida, Pennsylvania, and Texas . An economic slowdown or recession or a change in the regulatory or legal environment in one or more of these states could have a material adverse effect on the performance of the Company's existing servicing portfolio and on its Contract purchases.

(3)  INSTALLMENT CONTRACTS HELD-FOR-INVESTMENT

         Contracts held-for-investment represent Contracts that are ineligible for sale (primarily due to their delinquent status) or represent Contracts which management has no present intention to sell. Also included in Installment Contracts held-for-investment are performing Contracts, which are pledged in connection with the ACC Auto Grantor Trust 1996-D Transaction. The principal balance of these pledged Contracts was $2.8 million and $2.9 million as of March 31, 1997 and December 31, 1996, respectively. The Contracts held-for-investment are comprised of the following:

                                              MAR. 31, 1997       DEC. 31, 1996
                                              -------------       -------------
Principal Balance ....................         $ 3,509,104          $ 4,151,152
Purchase Discount ....................            (168,735)            (200,292)
Net Deferred Expenses ................              38,863               42,783
Allowance for Contract Losses ........            (410,000)            (565,000)
                                               ===========          ===========
                                               $ 2,969,232          $ 3,428,643
                                               ===========          ===========


(4) EXCESS SERVICING RECEIVABLES

         The Company has created ESRs as a result of the sale of Contracts in the securitization transactions. ESRs are determined by computing the present value of the excess of the weighted average coupon on the Contracts sold (ranging from 19.77% to 20.62%) over the sum of: (i) the coupon on the asset-backed securities (ranging from 5.95% to 6.96%), (ii) a base servicing fee paid to the Company (ranging from 3.00% to 3.15%) and (iii) the net charge-offs expected to be incurred on the portfolio of Contracts sold. For purposes of the projection of the excess servicing cash flows, the Company assumes that net charge-offs (including accrued interest) will approximate 11.5% to 12.5% of the original principal of the Contracts sold, over the life of the portfolio. Further, the Company uses an estimated average Contract life of 1.5 to 1.8 years. The cash flows expected to be received by the Company, before expected losses, are then discounted at a market interest rate that the Company believes an unaffiliated third-party purchaser would require as a rate of return on such a financial instrument. Expected losses are discounted using a risk-free rate equivalent to the rate earned on securities rated AAA/Aaa or better with a duration similar to the duration estimated for the underlying Contracts. This results in an effective overall discount rate of approximately 16% on an annualized basis. The excess servicing cash flows are only available to the Company to the extent that there is no impairment of the credit enhancements established at the time the Contracts are sold. ESRs are amortized using the interest method and are offset

                        ACC CONSUMER FINANCE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

against servicing and ancillary fees. To the extent that the actual future performance results are different from the estimated excess cash flows, the ESRs will be adjusted on a quarterly basis with corresponding adjustments made to income.

         A summary of the activity in ESRs is as follows:

                                                THREE-MONTH
                                                PERIOD ENDED        YEAR ENDED
                                                MAR. 31, 1997      DEC. 31, 1996
                                                -------------      -------------
Beginning Balance ........................      $ 15,573,618       $  5,590,878
       Additions from Securitizations ....         4,587,000         14,864,000
       Amortization of Excess Servicing ..        (1,402,000)        (4,881,260)
       Unrealized Gain ...................         1,297,382                 --
                                                ------------       ------------
Ending Balance ...........................      $ 20,056,000       $ 15,573,618
                                                ============       ============


    In connection with the valuation of ESRs, the Company projects losses in the pool of Contracts which effectively represents the estimated undiscounted recourse loss allowance offset against the ESRs. As of March 31, 1997, and December 31, 1996, the estimated undiscounted recourse loss allowance embedded in the ESRs, excluding accrued interest, was $23.9 Million and $19.2 million, respectively. This recourse loss allowance represents 8.6% and 8.8% of the Contracts serviced for others as of March 31, 1997, and December 31, 1996, respectively.

 (5)  INTERIM FINANCING FACILITIES, NET

    The Company has entered into financing arrangements, the object of which is to provide financing for the Contracts during the interim period between purchase of the Contracts and the sale of those Contracts in asset-backed securities. As of March 31, 1997, the Company's primary financing facility was the Alpine commercial paper backed facility (the CP Facility). Prior to March 31, 1997, the Company's primary financing facility was the Repurchase Facility with Cargill.

    (a)  Alpine Commercial Paper backed Facility

    On March 27,1997, the Company entered into a $100 million interim warehouse facility. The lenders are Alpine Corporation (Alpine) and Credit Suisse First Boston (CSFB) and the borrower is ACC Liquidity LLC (Liquidity), a newly-formed Delaware limited liability company, wholly-owned by special purpose subsidiaries of ACC. The facility is secured by Contracts pledged by Liquidity (purchased in a true sale from OFL-A or ACC) and is guaranteed by Financial Securities Assurance Corp. (FSA). The facility bears interest at the weighted average interest rate of the commercial paper issued by Alpine plus commissions and expenses, repriced daily, unless the lenders, in their sole discretion, determine in good faith that the commercial paper rate is unavailable or not desirable and apply a bank rate equal to the euro-dollar rate plus 75 basis points. The interest rate on the CP Facility was 7.0% and the outstanding balance was $14.5 million as of March 31, 1997.

    Advances under the CP Facility are limited to the borrowing base. The borrowing base is calculated under a formula that takes into account, among other factors, the principle balance of the eligible Contracts pledged under the facility, the current interest rate for US Treasury securities with a 21-month remaining term or the one-month LIBOR, which ever is greater, and the weighted average coupon rate of the Contracts pledged under the facility. The borrowing base cannot exceed 93% of the principal balance of eligible Contracts. The CP Facility requires the borrower to do a take out financing within four months of the closing of the CP Facility and at least once each six months thereafter. Additionally, prior to September 1997, the Company is obligated to secure an additional warehouse facility from another lender, with a minimum line of credit of the lesser of $50 million or 50% of the prior quarter's Contract purchases. The Company is in the process of procuring a second warehouse line.

                        ACC CONSUMER FINANCE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

    The events of default under the CP Facility include a downgrade of the claims paying ability of FSA by S&P or Moody's, the average delinquency rate on the Contracts pledged in connection with the facility exceeding 2.5% during the preceding four months or the occurrence of a servicer event of default. A servicer event of default include: (i) total delinquencies as a percentage of the Company's servicing portfolio in excess of 8% during the preceding three months or (ii) annualized net charge-offs as a percentage of the average servicing portfolio in excess of 7% during the preceding six months. The lenders have the right to replace ACC as the servicer upon the occurrence of a servicer event of default. In addition, the CP Facility contains certain covenants. If these covenants are not met, a termination of the facility could occur. As of March 31, 1997, management believes the Company was in compliance with all such covenants.

    (b)  Repurchase Facility

    In January 1997, the Company entered into an agreement with Cargill that gave the Company the option to terminate the Repurchase Facility through May 31, 1997. In exchange for this early termination option, the Company issued Cargill 174,500 shares of unregistered Common Stock. Also included in this agreement, is a modification of the NIM Facility (included in Other Borrowings on the Consolidated Balance Sheet) that reduced maximum borrowings from $15 million to $10 million. The Company exercised this option and terminated the repurchase facility on March 31, 1997. The Company recognized an extraordinary loss of approximately $1.0 million in connection with this termination, which equals the value of the shares issued to Cargill and certain unamortized debt issuance costs, net of tax.

    Cargill financed 100% of the purchase price of the Contracts under the Repurchase Facility. The interest rate on the Repurchase Facility was the one-month LIBOR, plus 3.25%. The relevant LIBOR was 5.7% as of March 31, 1997, and 5.5% as of December 31, 1996. Under the terms of the Repurchase Facility, the Company would sell Contracts to Cargill with an agreement to repurchase the Contracts. The repurchase was intended to occur concurrent with the sale of the Contracts. When the Contracts were repurchased from Cargill, the Company was obligated to pay Cargill a repurchase fee that is calculated as a percentage of the Contracts ranging from 2% to 0.5%, depending upon the cumulative amount of Contract dispositions.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

         Except for the historical information contained herein, the following discussion includes forward looking information that involves risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause such differences includes those discussed in the Company's form 10K for the year ended December 31, 1996.

         From the inception of the Company on July 15, 1993, through April 30, 1995, the primary source of revenue for the Company was net interest income on the Contracts owned by the Company. In May 1995, the Company initiated an asset-backed securitization program by which the Company sells its Contracts and retains subordinate asset-backed securities (Subordinated Securities) or performing Contracts pledged as credit enhancements (Spread Receivables), excess servicing receivables (ESRs) and credit enhancement cash reserves. Through March 31, 1997, the Company has sold $367 million of Contracts through asset securitizations. Since initiation of the asset-backed securitization program, the Company's earnings have been increasingly attributable to the gains recognized on the sale of the Contracts and servicing revenues generated in conjunction with servicing those sold Contracts. In contrast, interest income has been a declining portion of total revenues.

         On March, 27, 1997, the Company entered in to a new $100 million commercial paper backed warehouse facility to finance its Contract purchases during the interim period between the purchase of Contracts and the sale of Contracts through asset-backed securities (the CP Facility). Since inception of the Company and through March 27, 1997, the Company's interim financing facility was the Repurchase Facility with Cargill. On March 31, 1997, the Company terminated the Repurchase Facility pursuant to an option granted to the Company in January 1997, in exchange for the issuance of 174,500 shares of unregistered Common Stock. The shares issued to Cargill were valued at $1.6 million. The value of these shares as well as certain unamortized deferred expenses, were recognized as an extraordinary item during the three-month period ended March 31, 1997. The Repurchase Facility and the CP Facility are referred to as the Interim Facility in the discussion below.

RESULTS OF OPERATIONS

The Three-Month Period ended March 31, 1997, Compared to the Three-Month Period ended March 31, 1996

         During the three-month period ended March 31, 1997, income from continuing operations increased 160% to $2.0 million. This increase is primarily due to increases in the gain on sale of Contracts and servicing and ancillary fees totaling $3.9 million which resulted from an increase in the sale of Contracts and an increase in the average balance of sold Contracts (the Servicing Portfolio). During the three-month period ended March 31, 1997, Contracts sold were $74.9 million and the average Servicing Portfolio was $233 million, compared to $36.3 million of Contracts sold and an average Servicing Portfolio of $91 million during the same period in 1996. Partially offsetting these increases was an increase in operating expenses of $1.8 million as a result of the Company's expanded purchasing and servicing operations. The Company purchased $76.7 million of Contracts during the three-months ended March 31, 1997, as compared to $33.7 million during the same period in the prior year. The Company recognized a $1.0 million fee paid to terminate the Repurchase Facility, net of tax, as an extraordinary item during the three-month period ended March 31, 1997. The Company reported net income of $1.0 million during the three-month period ended March 31, 1997, compared to $788,000 for the three-month period ended March 31, 1996.

         NET INTEREST INCOME. The Company earned approximately $1.1 million of net interest income during the three-month period ended March 31, 1997, compared to $931,000 during the three-month period ended March 31, 1996. The principal source of the Company's net interest income was the net yield on Contracts (yield on Contracts less the cost of the Interim Facility) which amounted to $805,000 during the three-month period ended March 31, 1997, compared to $954,000 during the three-month period ended March 31, 1996. This decrease resulted primarily from a lower yield on Contracts and a higher average outstanding Interim Facility balance during the three-month period ended March 31, 1997, compared to the same period in 1996. The yield on Contracts decreased to 20.6% during the three-month period ended March 31, 1997, compared to 21.2% during the three-month period ended March 31, 1996. The average outstanding Interim Facility balance was $42 million during the three-month period ended March 31, 1997, compared to $34 million during the three-month period ended March 31, 1996.

         During the three-month period ended March 31, 1997, the Company earned interest income of $950,000 on asset-backed securities, cash balances held in restricted accounts and as credit enhancement cash reserves, compared to $297,000 during the three-month period ended March 31, 1996. This increase is due to significant expansion of the asset-backed security program since March 31, 1996.

         The Company recognized interest expense on long term borrowings (total amounts owed in connection with the $20 million subordinated notes issued in November 1996 (the Notes), the NIM Facility and the lease liability) of $618,000 during the three-month period ended March 31, 1997, compared to $319,000 in the prior year. This increase is due to interest payments on the Notes, partially offset by reduced interest payments on the NIM Facility. During the three-month period ended March 31, 1997, the Company recognized $518,000 of interest expense in connection with the Notes. Expenses related to NIM Facility advances decreased to $45,000 during the three-month period ended March 31, 1997, from $291,000 during the three-month period ended March 31, 1996. A $2 million advance on the NIM Facility was outstanding for six days during the three-month period ended March 31, 1997, as compared to an average balance of $8.4 million during the entire three-month period ended March 31, 1996.

         CONTRACT LOSS PROVISION. The Company recorded a provision for Contract losses of $218,000 for the three-month period ended March 31, 1997, compared to $149,000 for the three-month period ended March 31, 1996. The allowance for Contract losses is maintained at a level deemed by management to be adequate to provide for losses in the held-for-investment portfolio. The increase in the provision for contract losses was due to a higher balance of delinquent Contracts as of March 31, 1997 as compared to March 31, 1996.

         SERVICING REVENUES. The Company recorded $1.8 million of servicing and ancillary fees for the three-month period ended March 31, 1997, compared to $849,000 for the three-month period ended March 31, 1996. This substantial increase in servicing revenues arose from an increase in the average size of the Servicing Portfolio to $233 million during the three-month period ended March 31, 1997, as compared to $91 million during the same period in 1996. Future servicing revenues could be adversely affected if the level of charge-offs and prepayments in any pool of Contracts sold exceeds the Company's estimate of such levels at the time of the sale of such Contracts in asset-backed securities.

         GAIN ON THE SALE OF CONTRACTS. The Company recognized a gain on sale of Contracts of $5.8 million during the three-month period ended March 31, 1997, representing approximately 7.8% of the $74.9 million of Contracts sold in connection with the ACC Auto Grantor Trust 1997-A Transaction, compared to $2.9 million, or approximately 8.0% of the $36.3 million of Contracts sold in connection with the Auto Grantor Trust 1996-A Transaction in the three-month period ended March 31, 1996.

         OPERATING EXPENSES. The Company reported operating expenses of $5.0 million during the three-month period ended March 31, 1997, compared to $3.2 million for the three-month period ended March 31, 1996. The increase in expenses reflected the growth in the amount of Contracts purchased and serviced by the Company. The operating expense ratio (annualized operating expenses as a percentage of average Contracts owned and serviced) improved to 7.3% for the three-month period ended March 31, 1997, from 9.7% during the three-month period ended March 31, 1996.

         Personnel expenses for the three-month period ended March 31, 1997, were $2.6 million, compared to $1.9 million during the three-month period ended March 31, 1996. Personnel expenses consisted primarily of salaries and wages, performance incentives, employee benefits and payroll taxes. The overall increase in personnel expenses reflected the growth of the Company's full-time employees from 161 as of March 31, 1996, to 266 as of March 31, 1997. The Company expects that its number of full-time employees will continue to increase commensurate with the growth of the Company's servicing portfolio.

         The Company's general and administrative expenses increased to $1.4 million for the three-month period ended March 31, 1997, from $749,000 for the three-month period ended March 31, 1996. These expenses consisted primarily of telecommunications expenses, travel expenses, marketing expenses, professional fees, insurance expenses, credit bureau expenses and management information systems expenses. The increase in general and administrative expenses reflected the substantial expansion of the Company's operations.

         Servicing expenses increased to $661,000 for the three-month period ended March 31, 1997, compared to $381,000 for the three-month period ended March 31, 1996, due to the substantial growth of the total Contracts owned and serviced. These expenses consisted primarily of out-of-pocket collection, repossession and liquidation expenses.

         Occupancy and equipment expenses increased to $218,000 for the three-month period ended March 31, 1997, from $93,000 for the three-month period ended March 31, 1996. The increase in occupancy and equipment expenses reflected the expansion of the Company's headquarters office space and its regional operations since March 31, 1996. The Company expects its occupancy expenses to continue to increase as the Company expands its headquarters facility to accommodate the expansion of the Company's operations.

         INCOME TAXES. The effective tax rate for the three-month periods ended March 31, 1997 and 1996, was 42%.

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

                          DELINQUENCY EXPERIENCE AS OF:

                                    -------------------------------------------------------------------
                                       MAR. 31,      DEC. 31,      SEPT. 30,     JUNE 30,      MAR. 31,
                                        1997           1996          1996          1996         1996
                                    -------------------------------------------------------------------
Gross Servicing Portfolio (000s) .     $303,986      $251,751      $209,761      $172,562      $139,969
Period of Delinquencies (000s)(1):
  31-60 Days .....................        8,149         8,323         6,234         4,827         2,256
  61-90 Days .....................        2,957         2,847         1,832         1,347         1,010
  91 Days ........................        1,512         1,516         1,088           662           561
                                       --------      --------      --------      --------      --------
Total Delinquencies (000s) .......     $ 12,618      $ 12,686      $  9,154      $  6,836      $  3,827
                                       ========      ========      ========      ========      ========
Total Delinquencies as a Percentage
  of Servicing Portfolio .........         4.15%         5.04%         4.36%         3.96%         2.73%
Amount in Repossession (000's)(2).     $  2,454      $  2,216      $  1,685      $  1,369      $  1,130
Amount in Repossession as a
  Percentage of Servicing
  Portfolio ......................         0.81%         0.88%         0.80%         0.79%         0.81%


              NET CHARGE-OFF EXPERIENCE FOR THE THREE MONTHS ENDED:

                                      ------------------------------------------------------------------
                                       MAR. 31,     DEC. 31,       SEPT. 30,     JUNE 30,       MAR. 31,
                                         1997         1996           1996         1996           1996
                                      ------------------------------------------------------------------
Average Servicing Portfolio
   Outstanding  (000s) (3)..........   $274,507      $232,617      $ 191,162     $156,266      $ 128,754
Net Charge-Offs (000s) (4)(5).......     $3,543      $  2,945      $   2,227     $  1,329      $   1,417
Annualized Net Charge-Offs as a
   Percentage of Average Servicing
   Portfolio........................       5.16%         5.06%          4.66%        3.40%          4.40%

(1) The Company considers a Contract delinquent when an obligor fails to make at least 90% of the contractual payment by the stated due date. The period of delinquency is based upon the number of days payments are contractually past due. Contracts not yet 31 days past due are not considered to be delinquent. As of March 31, 1997, the Company had granted payment extensions of 30 days or more for Contracts representing 1.7%
       of the outstanding balance of the entire Contract portfolio, and these Contracts were not considered delinquent.

(2) Amount in repossession represents the outstanding principal on Contracts for which vehicles have been repossessed, but not yet liquidated.

(3) For the three-month period ended December 31, 1996, and March 31, 1997, average equals average of Contract balances outstanding as of the beginning and the end of the month during the period. For prior periods, average equals average of Contract balances outstanding as of the beginning and the end of the period presented.

(4) Charge-off amounts exclude the effect of accrued interest, discounts paid by the dealers and potential recoveries from legal proceedings against borrowers.

(5) Net charge-offs are net of recoveries and include the remaining Contract balance at time of charge-off. In the case of repossession, net charge-offs include the remaining Contract balance at the time of repossession less liquidation proceeds (for disposed vehicles), NADA wholesale value (for vehicles repossessed but not sold), claims receivable under the Company's VSI insurance, or rebates receivable from dealers relating to extended warranty policies on charged-off Contracts refundable under the Dealer Agreement. Net charge-offs do not include repossessions that are less than 120 days delinquent and are not yet charged-off.

    The management of the Company believes that the payment practices of its borrowers are partially a function of the time of year. Since these borrowers typically have low disposable incomes, they tend with more frequency to become late in payments on their Contracts during the fall and early winter months, when the holiday season generates competing demands for their limited disposable income and when these borrowers encounter weather-related work slow-downs. As a result, if all other factors are equal, management expects delinquencies to be highest in the fourth calendar quarter. Due to the 60-120 day lag between initial delinquency and charge-off, management expects these seasonal factors to cause charge-offs to be highest in the fourth and first calendar quarters. The increase in charge-offs and delinquencies during the three-month period ended March 31, 1997, as compared to the three-month period ended March 31, 1996, is primarily due to the seasoning of the total Contract portfolio.

    Since January 1, 1995, the Company has maintained, at its own expense, vendor single interest (VSI) insurance that protects the Company's interest in the collateral against uninsured physical damaged (including total loss). For the periods presented above, the Company's recoveries on its VSI insurance reduced its net charge-offs (including Contracts owned and sold) by $1.5 million and the total premiums paid by the Company were $1.1 million. Commencing January 1, 1997, VSI insurance was provided by a new carrier. The terms of this new policy are almost identical in nature as the previous policy except that losses due to skips are no longer covered. Historically, most skips have been located either by the Company or by the VSI insurance provider, and the Company believes that it can manage skips more efficiently internally. The average net loss rate for periods in which the VSI policy covered skips in the table above was 4.5%, annually. Proceeds collected in connection with skips approximated $240,000 during those same periods. Had the VSI policy not covered skips, the average net loss rate would have been 4.6% annually for those same periods.

ALLOWANCE FOR CONTRACT LOSSES

    The Company maintains an allowance for losses on Contracts that are held-for-investment. The Company determines an allowance for Contract losses based on an estimate of the losses inherent in the held-for-investment portfolio, including estimates of the frequency of defaults for various delinquency ranges and the expected average severity of losses on these defaults. As of March 31, 1997, and December 31, 1996, in addition to delinquent Contracts, Contracts held-for-investment included Contracts pledged as additional credit enhancement in connection with the 1996-D Transaction (the Spread Receivables). The allowance for Contract losses as of March 31, 1997, was $410,000, or 12% of the total Contracts held-for-investment. As of December 31, 1996, the allowance for Contract losses was $565,000, or 14% of the total Contracts held-for-investment.

    In connection with the valuation of the ESRs, the Company projects losses in the pool of Contracts which effectively represents the estimated undiscounted recourse loss allowance contained within the valuation of the ESRs. As of March 31, 1997, and December 31, 1996, the estimated undiscounted recourse loss allowance embedded in the ESRs (excluding accrued interest) was $23.9 million and $19.2 million, respectively. The combined allowance for losses on Contracts held-for-investment and the recourse loss allowance embedded in the ESRs was 8.0% of the Contracts owned and serviced as of March 31, 1997, as compared to 7.9% at December 31, 1996.

FINANCIAL CONDITION AND LIQUIDITY

    To date, the Company's financing needs have been primarily driven by two factors. First, the Company requires working capital to fund its operating expenses, interest on its indebtedness, and income taxes because the net interest income earned on the Contracts owned by the Company is restricted and not available for general operating purposes. Second, the securitization program is capital intensive as the Company must fund credit enhancement and securitization expenses. Additionally, as of March 27, 1997, the Company also requires cash to fund a portion of the Contracts purchased as the CP Facility does not cover 100% of the purchase price. The Company expects to have an ongoing need for cash to support operations, Contract purchases and the securitization program. ACC's only substantial source of cash comes from fees generated from servicing Contracts pledged in conjunction with its Interim Facility and Contracts sold in asset-backed securities. Because ACC is responsible for virtually all operating expenses, ACC regularly requires cash infusions from its subsidiaries to fund operating expenses and to service ACC's indebtedness. These cash infusions are recognized as intercompany loans and are eliminated during consolidation of the financial statements of the Company.

    Prior to March 31, 1997, the Company has financed its acquisition of Contracts primarily through the Repurchase Facility with Cargill. Cargill financed 100% of the purchase price of the Contracts under the Repurchase Facility. On March 27,1997, the Company entered into a new $100 million interim warehouse facility. The lenders are Alpine Corporation (Alpine), a commercial paper issuer, and Credit Suisse First Boston and the borrower is ACC Liquidity (Liquidity), a newly-formed Delaware limited liability company, wholly-owned by special purpose subsidiaries of ACC. The CP Facility is secured by Contracts pledged by Liquidity (purchased in a true sale from OFL-A or ACC) and is guaranteed by Financial Security Assurance Corp. The CP Facility bears interest at the weighted average of the commercial paper issued by Alpine plus commissions and expenses, repriced daily. The interest rate on the CP Facility was 7.0% as of March 31, 1997.

    Advances under the CP Facility are limited to the borrowing base. The borrowing base is calculated under a formula that takes into account, among other factors, the principal balance of the Contracts pledged under the facility, the current interest rate for US Treasury securities with a 21-month remaining term or the one-month LIBOR, whichever is greater, and the weighted average coupon rate of the Contracts pledged under the CP Facility. The borrowing base cannot exceed 93% of the principal balance of eligible Contracts. As of March 31, 1997, the advance rate was 91% of eligible Contracts, including a 1% liquidity cash reserve. If Treasury rates or LIBOR rises or the weighted average coupon of Contracts being purchased by the Company declines, then the advance rate will decline if all other factors remain the same. A decrease in advance rates will increase the Company's capital requirements for the facility and adversely effect its liquidity.

    Historically, the Company has operated on a negative cash flow basis and, depending upon the Company's growth of Contract purchase volumes and its Contract securitization program, its negative cash flow may continue into the foreseeable future. The Company has funded its negative operating cash flows principally through borrowings under the NIM Facility, proceeds from the Notes and from the sale of equity securities. Additionally, the Company has begun to sell the Subordinated Securities created in connection with its securitization transactions. During the three-month period ended March 31, 1997, the Company received $4.7 million in cash from the sale of Subordinated Securities from the 1997-A transaction. The Company intends to continue this practice in future transactions, but there is no assurance that there will be a liquid market for such Subordinated Securities. During the three-month period ended March 31, 1997, the Company also reduced its current cash requirements by changing the structure of its asset securitization transactions to a structure that permits deferral of income taxes on the gain on sale. In all prior securitization transactions, the gain on sale has resulted in a cash tax obligation in the current period. In order to execute its business strategy, the Company is dependent upon the Interim Facility, its asset securitization program, its ongoing ability to access capital markets to obtain long term debt and equity capital and the sale of Subordinated Securities. As of March 31, 1997, there were $2.0 million in advances outstanding on the NIM Facility and the facility has a borrowing base of $10 million based upon collateral available to be pledged. If the Company continues to sell the Subordinated Securities in connection with future securitization transactions, the Company's available borrowing base under the NIM Facility, which is based upon the facility's valuation of Subordinated Securities and ESRs pledged as collateral, may decline to less than $10 million. Factors that affect the Company's access to capital markets or the cost of capital include, among others, interest rates, general economic conditions and the Company's results of operations, financial condition, business prospects (including competitive conditions), leverage and the performance of its asset securitizations. In addition, covenants in the indenture for the Notes and in future debt securities and financing facilities may significantly restrict the Company's ability to incur additional indebtedness or issue new equity securities.

    During the three-month periods ended March 31, 1997, and 1996, cash generated from payments received on Contracts financed under the Interim Facility were used to reduce indebtedness under, or was deposited into restricted accounts as additional collateral for, the Interim Facility. Proceeds from the securitization of Contracts were also used by the Company to reduce indebtedness under the Interim Facility. Following each of the asset securitization transactions, excess servicing cash flows were deposited into restricted accounts to build credit enhancement cash reserves. Once the amounts in these credit enhancements reach required levels, any additional excess servicing revenues are distributed to the Company. During the three-month period ended March 31, 1997, the Company successfully renegotiated the net loss, default and delinquency trigger levels for its outstanding securitization transactions and increased the required credit enhancement levels from 7% to 8% of the outstanding Contracts. As of March 31, 1997, the net loss, default and delinquency levels of the various securitized Contract pools were below the renegotiated trigger levels. Under normal circumstances, for securitization transactions prior to the 1997-A Transaction, the Company expects to reach required credit enhancement levels eight to 12 months following the effective date of the securitizations. The 1997-A Transaction, and future securitizations if the Company continues to sell the Subordinated Securities, will take six to 12 months longer as all excess distributions from the spread accounts will be used to pay down the Subordinated Securities. During the three-month period ended March 31, 1997, $1.0 million was distributed to the Company from the spread accounts from prior transactions.

    During the three-month period ended March 31, 1997, the Company used net cash from operations of $1.9 million, compared to $1.5 million during the three-month period ended March 31, 1996. This increase in cash used by operating activities is primarily due to increases in net cash deposited into restricted accounts less decreases in net cash from Contracts held for sale and accounts receivable.

    The net cash provided by investing activities was $1.3 million during the three-month period ended March 31, 1997, compared to $625,000 in the three-month period ended March 31, 1996. This increase in cash provided was primarily due to principal paydowns associated with a larger portfolio of asset-backed securities, as well as a smaller balance of Contracts held-for-investment during the three-month period ended March 31, 1997, as compared to the three-month period ended March 31, 1996.

    The net cash provided by financing activities was $2.4 million for the three-month period ended March 31, 1997, compared to $802,000 during the three-month period ended March 31, 1996. This increase in cash provided by financing activities is the result of increases in cash from the Interim Facilities less cash used to repay amounts due bank and the absence of cash from the issuance of preferred stock.

    The Company anticipates that funds available under the new CP Facility, proceeds from the sale of Subordinated Securities and borrowings under the NIM Facility will be sufficient to satisfy the Company's estimated cash requirements for the next 12 months. Additionally, under the CP Facility, the Company is obligated to secure an additional warehouse facility from another lender, with a minimum line of credit of the lesser of $50 million or 50% of the prior quarters Contract purchases. If these funds are not available for any reason or if the Company's cash requirements increase, the Company may be required to seek additional funding.

INTEREST RATE RISK MANAGEMENT

    The Company maintains an ongoing hedging program for the purpose of mitigating the potential impact of changing interest rates on the gain on the sale of Contracts. The hedging strategy is implemented through the purchase of futures contracts on two-year Treasury instruments. Gains and losses on the hedging program are recorded as an adjustment to the accounting basis of the Contracts until such time that the Contracts are sold. At the time of sale, the previously unrealized gains or losses are recognized as an adjustment to the gain on the sale of the Contracts.

    The market value of these futures contracts responds inversely to changes in the value of the Contracts. The Company recognized net losses on the hedging program of $268,000 during the three-month period ended March 31, 1997, as compared to net gains of $143,000 during the three-month period ended March 31, 1996. As of March

31, 1997, the Company had unrealized gains under the hedging program of $47,000. As of December 31, 1996, the Company had unrealized losses under the hedging program of $30,000.

The Company began actively using the hedging program in January 1995 and the extent to which the Contracts held by the Company are hedged has varied and will continue to vary from time to time, depending upon prevailing interest rates and other economic factors. The Company may choose not to maintain the hedging program based on management's assessment of interest rate risk and the costs associated with the hedging program. As of March 31, 1997, the Company owned $23 million of Contracts (excluding approximately $2.8 million of performing Contracts pledged as credit enhancements) and maintained a $10 million hedge position.

Part II. Other Information

ITEM 2. CHANGES IN SECURITIES

    (c) On January 31, 1997, the Company issued 174,500 unregistered shares of Common Stock (the Shares) to Cargill Financial Services Corporation (Cargill) in exchange for and option to terminate early a Repurchase Facility. The Shares had a market value of $10.88 per share based upon the closing price of the Company's stock on the NASDAQ National Market on the date of issuance The Shares issued in a negotiated private transaction in reliance upon Section 4(2) of the Securities Act of 1933, as amended. Following the transaction, Cargill owned 1,132,450 shares of Common Stock of the Company or approximately 13.37% of the outstanding Common Stock.

    INDEX


Part 1: Financial Information                                                Page
                                                                                 ----
  Item 1: Financial Statements:

       Consolidated balance sheets as of  March 31, 1997, and
       December 31, 1996 .....................................................      1

       Consolidated statements of operations for the three-month periods ended
       March 31, 1997, and 1996 ..............................................      2

       Consolidated statements of cash flows for the three-month periods ended
       March 31, 1997, and 1996 ..............................................      3

       Notes to condensed consolidated financial statements ..................      5

  Item 2: Management's discussion and analysis of financial condition ........      9


Part 2:  Other Information

  Item 2. Changes in Securities ..............................................     16

  Item 6. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     a. Exhibits

         Exhibit 11: Computation  of weighted average shares outstanding .....     18

         Exhibit 27: Financial data schedule .................................     20

Exhibit 11: COMPUTATION OF WEIGHTED AVERAGE SHARES OUTSTANDING

                                                                 THREE-MONTH     THREE-MONTH
                                                                 PERIOD ENDED    PERIOD ENDED
                                                                 MARCH 31, 1997  MARCH 31, 1996
                                                                 --------------  ---------------
Beginning Shares outstanding.................................       8,292,478      6,292,478
     Issuance of Common Stock................................         116,333             --
     Employee Stock Options
          Treasury Stock Method..............................          78,054          3,177
     Exercise of Employee Stock
           options...........................................           3,022             --
                                                                    ---------      ---------
Weighted average shares outstanding..........................       8,489,887      6,295,655
                                                                    =========      =========

SIGNATURES

         In accordance with the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  May 13, 1997                          By: /s/ Rocco J. Fabiano
                                                ------------------------------
                                                 Rocco J. Fabiano
                                                 Chief Executive Officer


Date:  May 13, 1997                          By: /s/ Rellen M. Stewart
                                                ------------------------------
                                                 Rellen M. Stewart
                                                 Chief Financial Officer


Date:  May 13, 1997                          By: /s/ Shaemus A. Garland
                                                ------------------------------
                                                 Shaemus A. Garland
                                                 Vice President and Controller