Form 10-Q
period 1997-06-30
ACC CONSUMER FINANCE CORP
filed 1997-08-14
CIK 1002760

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period from _________________ to
     __________________.

                           Commission File No. 0-27268


                        ACC CONSUMER FINANCE CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

        a Delaware corporation                             33-0682821
    -------------------------------            ---------------------------------
    (State or Other Jurisdiction of            (IRS Employer Identification No.)
    Incorporation or Organization)


      12750 High Bluff Drive, Suite 320
            San Diego, California                            92130
    --------------------------------------                 ----------
   (Address of Principal Executive Office)                 (Zip Code)

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

                              Yes   X    No
                                  -----     -----

        As of July 28, 1997, the following number of shares of the Company's capital stock were outstanding: 8,480,478.

                        ACC CONSUMER FINANCE CORPORATION


                                     INDEX


                                                                                        PAGE
                                                                                        ----
Part I.  FINANCIAL INFORMATION

     Item 1: Financial Statements

           Condensed consolidated balance sheets as of  June 30, 1997, and
           December 31, 1996 .........................................................    1

           Condensed consolidated statements of operations for the three-month
           and six-month periods ended June 30, 1997, and 1996 .......................    2

           Condensed consolidated statements of cash flows for the
           three-month and six-month periods ended June 30, 1997, and 1996 ...........    3

           Notes to condensed consolidated financial Statements ......................    5

     Item 2: Management's discussion and analysis of financial condition .............    9

Part II.  OTHER INFORMATION

     Item 4: Submission of Matters to a Vote of Security Holders .....................   19

     Item 6: Exhibits and Reports on Form 8-K ........................................   19

     Signatures ......................................................................   20

                        ACC CONSUMER FINANCE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                            JUNE 30,         DEC. 31,
                                                              1997             1996
                                                           -----------      -----------
                                                           (UNAUDITED)
ASSETS
Cash and Cash Equivalents ...........................      $ 2,067,441      $ 1,101,598
Restricted Cash .....................................        2,934,638        1,561,293
Credit Enhancement Cash Reserves ....................       13,120,594        8,353,180
Installment Contracts Held-for-Sale, net ............       40,239,260       21,078,692
Installment Contracts Held-for-Investment, net ......        2,294,302        3,428,643
Asset-Backed Securities Available-for-Sale ..........        6,328,000        7,832,174
Excess Servicing Receivables, at fair value .........       23,041,000       15,573,618
Accounts Receivable .................................        3,449,157        3,229,933
Interest Receivable .................................          512,940          324,889
Fixed Assets, net ...................................        1,470,177        1,140,525
Repossessed Vehicles ................................          181,775          297,565
Prepaid Expenses ....................................          580,117          394,571
Other Assets ........................................          702,427          316,709
                                                           -----------      -----------
    Total Assets ....................................       96,921,828       64,633,390
                                                           ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Warehouse Facilities, net ...........................       32,676,451       11,026,130
Redeemable Subordinated Notes, net ..................       19,163,378       19,196,110
Other Borrowings ....................................               --               --
Amount Due to Bank ..................................        4,505,916        3,070,453
Lease Liability .....................................          222,007          332,259
Tax Liability .......................................        5,234,950        3,305,287
Accounts Payable and Accrued Liabilities ............        4,587,520        3,183,435
                                                           -----------      -----------
    Total Liabilities ...............................       66,390,222       40,113,674

Shareholders' Equity:
Preferred Stock, $.001 Par Value, 1,817,718 Shares
     Authorized and No Shares Issued and Outstanding                --               --
Common Stock, $.001 Par Value, Authorized 18,000,000,
     8,480,478 and 8,292,478  Shares Issued and
     Outstanding as of June 30, 1997 and December 31,
     1996, Respectively .............................            8,481            8,292
Additional Paid-in-Capital ..........................       21,660,467       19,931,825
Unrealized Gain on Securities, net ..................          891,480          168,175
Retained Earnings ...................................        7,971,178        4,411,424
                                                           -----------      -----------
    Total Shareholders' Equity ......................       30,531,606       24,519,716
Commitments and Contingencies
    Total Liabilities and Shareholders' Equity ......      $96,921,828      $64,633,390
                                                           ===========      ===========




     See accompanying notes to condensed consolidated financial statements.

                        ACC CONSUMER FINANCE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                      THREE-MONTH PERIOD ENDED JUNE 30,     SIX-MONTH PERIOD ENDED JUNE 30,
                                      ---------------------------------     -------------------------------
                                           1997              1996               1997              1996
                                       ------------       -----------       ------------       ------------
                                        (UNAUDITED)       (UNAUDITED)       (UNAUDITED)         (UNAUDITED)
Interest Income
    Interest Income .............      $  2,802,546       $ 2,260,024       $  5,481,713       $  4,284,417
    Interest Expense ............        (1,336,174)       (1,156,888)        (2,878,551)        (2,249,813)
                                       ------------       -----------       ------------       ------------
        Net Interest Income .....         1,466,372         1,103,136          2,603,162          2,034,604

Contract Losses
    Provision for Contract
    Losses ......................          (263,693)         (199,921)          (481,196)          (348,784)

                                       ------------       -----------       ------------       ------------
        Net Interest Income after
        Provision for Contract
        Losses ..................         1,202,679           903,215          2,121,966          1,685,820
Other Income
    Servicing and Ancillary Fees          2,648,777           962,868          4,450,249          1,811,747
    Gain on Sale of Contracts ...         6,913,362         3,683,023         12,736,139          6,584,609
                                       ------------       -----------       ------------       ------------
        Total Other Income ......         9,562,139         4,645,891         17,186,388          8,396,356

        Total Income ............        10,764,818         5,549,106         19,308,354         10,082,176

Expenses
    Personnel ...................         3,188,490         1,987,799          5,782,724          3,841,537
    General and Administrative ..         1,868,229           992,406          3,278,492          1,740,961
    Servicing ...................           889,022           377,203          1,549,771            758,109
    Occupancy and Equipment .....           266,593           120,803            484,206            213,504
    Depreciation and Amortization           152,738           109,338            285,580            208,958
                                       ------------       -----------       ------------       ------------
        Total Expenses ..........         6,365,072         3,587,549         11,380,773          6,763,069

    Income Before Taxes .........         4,399,746         1,961,557          7,927,581          3,319,107

    Income Tax Expense ..........         1,848,000           824,000          3,330,000          1,394,000
                                       ------------       -----------       ------------       ------------
Income Before Extraordinary Loss          2,551,746         1,137,557          4,597,581          1,925,107
Extraordinary Loss on
   Extinguishment of Repurchase
   Facility, net of Tax Benefit .                --                --         (1,037,827)                --
                                       ------------       -----------       ------------       ------------
        Net Income ..............      $  2,551,746       $ 1,137,557       $  3,559,754       $  1,925,107
Preferred Stock Dividends .......                --            43,490                 --            116,818
                                       ------------       -----------       ------------       ------------
Net Income Available to Common
   Shareholders .................      $  2,551,746       $ 1,094,067       $  3,559,754       $  1,808,289
                                       ============       ===========       ============       ============
Net Income per Common Share and
   Common Share Equivalent:
    Income Before Extraordinary
       Loss .....................      $       0.30       $      0.16       $       0.54       $       0.29
    Extraordinary Loss ..........                --                --              (0.12)                --
                                       ============       ===========       ============       ============
        Net Income ..............      $       0.30       $      0.16       $       0.42       $       0.29
                                       ============       ===========       ============       ============
Shares Used in Computing Income
   per Common Share and Common
   Share Equivalent .............         8,556,992         7,157,398          8,523,623          6,724,938
                                       ============       ===========       ============       ============



     See accompanying notes to condensed consolidated financial statements.

                        ACC CONSUMER FINANCE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   SIX-MONTH PERIOD ENDED JUNE 30,
                                                                  --------------------------------
                                                                      1997                1996
                                                                  ------------        ------------
                                                                   (UNAUDITED)        (UNAUDITED)
Cash Flows from Operating Activities
    Net Income ............................................       $  3,559,754        $  1,925,107
    Adjustments to Reconcile Net Income to Net Cash
       Used in Operating Activities:
        Gain on Sale of Contracts .........................        (12,736,139)         (6,584,609)
        Amortization and Depreciation .....................          5,278,532           2,543,055
        Provision for Contract Losses .....................            481,196             348,784
        Deferred Acquisition Expenses .....................         (1,749,080)           (707,080)
        Non-cash Fee Paid Upon Extinguishment of Repurchase
           Facility .......................................          1,789,357                  --
    Changes in Operating Assets:
        Net (Increase) Decrease in Contracts Held for Sale         (14,066,164)          2,404,376
        Net Cash Deposited into Restricted Accounts .......         (6,140,759)         (2,172,185)
        Interest Receivable ...............................           (188,051)             92,098
        Accounts Receivable ...............................           (219,224)         (4,594,148)
        Other Assets ......................................           (401,342)           (121,142)
        Prepaid Expenses ..................................           (256,988)            199,874
    Changes in Operating Liabilities:
        Accounts Payable and Accrued Liabilities ..........          2,718,445           2,315,516
                                                                  ------------        ------------
           Net Cash Used in Operating Activities ..........        (21,930,463)         (4,350,354)

Cash Flows from Investing Activities
   Net Increase in Contracts Held for Investment ..........         (1,914,830)           (437,392)
   Principal Paydowns of Asset Backed Securities ..........          1,727,870           1,018,190
   Proceeds from Liquidation of Repossessed Automobiles ...            870,375           1,320,400
   Purchases of Fixed Assets, net .........................           (599,607)           (303,911)
                                                                  ------------        ------------
           Net Cash Provided by Investing Activities ......             83,808           1,597,287

Cash Flows from Financing Activities
    Net Increase (Decrease) in Warehouse Facility Balance .         21,389,412          (6,171,990)
    Increase in Other Borrowing ...........................                 --           1,948,439
    Repayment of Other Borrowing ..........................                 --          (7,000,000)
    Net Decrease in Capital Leases ........................           (110,252)            (88,032)
    Increase in Amount Due to Bank ........................          1,435,463           1,075,980
    Net Proceeds from Exercise of Employee Stock Options ..             97,875                  --
    Net Proceeds from Issuance of Common Stock ............                 --          12,540,509
    Net Proceeds from Issuance of Preferred Stock .........                 --           1,000,995
    Payment of Preferred Stock Dividends ..................                 --            (574,454)
                                                                  ------------        ------------
           Net Cash Provided by Financing Activities ......         22,812,498           2,731,447

Increase (Decrease) in Cash and Cash Equivalents ..........            965,843             (21,620)

Cash and Cash Equivalents at Beginning of Period ..........          1,101,598             120,672
                                                                  ============        ============
Cash and Cash Equivalents at End of Period ................       $  2,067,441        $     99,052
                                                                  ============        ============


     See accompanying notes to condensed consolidated financial statements.

                        ACC CONSUMER FINANCE CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)


                                                         SIX-MONTH PERIOD ENDED JUNE 30,
                                                         -------------------------------
                                                              1997              1996
                                                           -----------      ----------
                                                           (unaudited)      (unaudited)
Supplemental Disclosure
  Interest Paid .......................................    $1,793,654       $2,087,757
  Taxes Paid ..........................................    $1,155,400       $  349,831
  Unrealized Gain on Securities, Available-for-Sale,
     and Excess Servicing Recievables, at Fair Value ..    $1,247,078       $       --
  Non-cash Conversion of Preferred Stock ..............    $       --       $7,280,044
  Non-cash Issuance of Common Stock ...................    $1,613,776       $       --
  Transfers of Contracts:
     Held for Sale to Asset Backed Securities .........    $       --       $3,631,000
     Held for Investment to Repossessed Automobiles ...    $  754,585       $1,248,256
     Held for Investment to Held for Sale .............    $2,746,544       $  986,196
     Held for Sale to Held for Investment .............    $  933,154       $1,857,286





     See accompanying notes to condensed consolidated financial statements.

                        ACC CONSUMER FINANCE CORPORATION
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR
       THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 1997 AND 1996

(1)  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (a)  Basis of Presentation

        The consolidated financial statements include the accounts of ACC Consumer Finance Corporation (ACC) and its wholly-owned subsidiaries, OFL-A Receivables Corp. (OFL-A), ACC Receivables Corp. (Receivables), ACC Funding Corp. (Funding), ACC Liquidity, LLC (Liquidity), and Accent Financial Services Corp. (Accent) (collectively, the Company). All material intercompany accounts and transactions have been eliminated. The consolidated financial statements as of June 30, 1997, and for the three-month and six-month periods ended June 30, 1997, and 1996, are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results in the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996. The results of operations for the three-month and six-month periods ended June 30, 1997, are not necessarily indicative of the results for the entire year ending December 31, 1997.

   (b)  New Accounting Pronouncements

        In June 1996, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinquishment of Liabilities". Beginning January 1, 1997, the Company adopted SFAS No. 125 and recorded its Excess Servicing Receivables
(ESRs) and other retained interests at fair value. An adjustment to the ESRs carrying value of $1.2 million was included in shareholders' equity as unrealized gains, net of tax.

 (2)  INSTALLMENT CONTRACTS HELD-FOR-SALE

      Installment Contracts held-for-sale are summarized as follows:

                                            JUNE 30, 1997          DEC. 31, 1996
                                            -------------          -------------
Principal Balance ................          $ 41,891,045           $ 21,888,020
Purchase Discount ................            (2,448,851)            (1,071,263)
Net Deferred Expenses ............               767,368                231,586
Unrealized Hedge Losses ..........                29,698                 30,349
                                            ------------           ------------
                                            $ 40,239,260           $ 21,078,692
                                            ============           ============

        In addition to the Contracts owned by the Company, the Company serviced $351 million and $225 million of Contracts for others as of June 30, 1997, and December 31, 1996, respectively. The Company services Contracts for borrowers residing in approximately 40 states, with the largest concentrations of Contracts in California, Florida, Georgia, Pennsylvania, and Texas . An economic slowdown or recession or a change in the regulatory or legal environment in one or more of these states could have a material adverse effect on the performance of the Company's existing servicing portfolio and on its Contract purchases.

                        ACC CONSUMER FINANCE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(3)  INSTALLMENT CONTRACTS HELD-FOR-INVESTMENT

        Installment Contracts held-for-investment represent Contracts that are ineligible for sale (primarily due to their delinquent status) or represent Contracts which management has no present intention to sell. Included in installment Contracts held-for-investment are performing Contracts which are pledged in connection with the ACC Auto Grantor Trust 1996-D Transaction. The principal balance of these pledged Contracts was $2.6 million and $2.9 million as of June 30, 1997 and December 31, 1996, respectively. The Contracts held-for-investment are comprised of the following:

                                              JUNE 30, 1997        DEC. 31, 1996
                                              -------------        -------------
Principal Balance ....................         $ 2,807,256          $ 4,151,152
Purchase Discount ....................            (133,807)            (200,292)
Net Deferred Expenses ................              33,853               42,783
Allowance for Contract Losses ........            (413,000)            (565,000)
                                               -----------          -----------
                                               $ 2,294,302          $ 3,428,643
                                               ===========          ===========

(4) EXCESS SERVICING RECEIVABLES

   The Company has created ESRs as a result of the sale of Contracts in the securitization transactions. ESRs are determined by computing the present value of the excess of the weighted average coupon on the Contracts sold (ranging from 19.77% to 20.62%) over the sum of: (i) the coupon on the asset-backed securities (ranging from 5.95% to 7.03%), (ii) a base servicing fee paid to the Company (ranging from 3.00% to 3.15%) and (iii) the net charge-offs expected to be incurred on the portfolio of Contracts sold. For purposes of the projection of the excess servicing cash flows, the Company has assumed that net charge-offs (including accrued interest) will approximate a percentage in the range of 11.5% to 13.0% of the original principal of the Contracts sold, over the life of the portfolio. Further, the Company used an estimated average Contract life ranging from 1.5 to 1.8 years. The cash flows expected to be received by the Company, before expected losses, are then discounted at a market interest rate that the Company believes an unaffiliated third-party purchaser would require as a rate of return on such a financial instrument. Expected losses are discounted using a risk-free rate equivalent to the rate earned on securities rated AAA/Aaa or better with a duration similar to the duration estimated for the underlying Contracts. This currently results in an effective overall discount rate of approximately 15% to 17% on an annualized basis, depending on the age of the securitization transaction. The excess servicing cash flows are only available to the Company to the extent that there is no impairment of the credit enhancements established at the time the Contracts are sold. ESRs are amortized using the interest method and are offset against servicing and ancillary fees. To the extent that the actual future performance results are different from the estimated excess cash flows, the ESRs will be adjusted on a quarterly basis with corresponding adjustments made to income.

        A summary of the activity in ESRs is as follows:

                                                SIX-MONTH
                                               PERIOD ENDED         YEAR ENDED
                                               JUNE 30, 1997       DEC. 31, 1996
                                               -------------       -------------
Beginning Balance ......................       $ 15,573,618        $  5,590,878
  Additions from Securitizations .......         11,218,000
                                                                     14,864,000
  Amortization of Excess Servicing .....         (5,000,000)         (4,881,260)
  Unrealized Gain ......................          1,249,382                  --
                                               ------------        ------------
Ending Balance .........................       $ 23,041,000        $ 15,573,618
                                               ============        ============

        In connection with the valuation of ESRs, the Company projects losses in the pool of Contracts which effectively represents the estimated undiscounted recourse loss allowance offset against the ESRs. As of June 30, 1997, and December 31, 1996, the estimated undiscounted recourse loss allowance embedded in the ESRs, excluding accrued interest, was $31.6 million and $19.2 million, respectively. This recourse loss allowance

                        ACC CONSUMER FINANCE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


represents 9.0% and 8.8% of the Contracts serviced for others as of June 30, 1997, and December 31, 1996, respectively.

(5)  WAREHOUSE FACILITIES, NET

        The Company has entered into financing arrangements, the object of which is to provide financing for the Contracts during the interim period between purchase of the Contracts and the sale of those Contracts in asset-backed securities. As of March 31, 1997, the Company's primary warehouse facility was a commercial paper backed facility sponsored by Credit Suisse First Boston (CSFB) (the CP Facility). Prior to March 31, 1997, the Company's primary financing facility was the Repurchase Facility with Cargill Financial Services Corporation (Cargill).

   (a) Commercial Paper backed Facility

        On March 27,1997, the Company entered into a $100 million warehouse facility. The lenders are CSFB and a commercial paper conduit and the borrower is Liquidity, a newly-formed Delaware limited liability company, wholly-owned by special purpose subsidiaries of ACC. The facility is secured by Contracts pledged by Liquidity (purchased in a true sale from OFL-A or ACC) and is guaranteed by Financial Securities Assurance Corp. (FSA). The facility bears interest at the weighted average interest rate of the commercial paper conduit lender plus commissions and expenses, repriced daily, unless the lenders, in their sole discretion, determine in good faith that the commercial paper rate is unavailable or not desirable and apply a bank rate equal to the euro-dollar rate plus 75 basis points. The interest rate on the CP Facility was 5.7% and the outstanding balance was $32.9 million as of June 30, 1997.

        Advances under the CP Facility are limited to the borrowing base. The borrowing base is calculated under a formula that takes into account, among other factors, the principal balance of the eligible Contracts pledged under the facility, the current interest rate for US Treasury securities with a 21-month remaining term or the one-month LIBOR, which ever is greater, and the weighted average coupon rate of the Contracts pledged under the facility. The borrowing base cannot exceed 93% of the principal balance of eligible Contracts. The CP Facility requires the borrower to do a take out financing within four months of the closing of the CP Facility and at least once each six months thereafter. Additionally, prior to September 1997, the Company is obligated to secure an additional warehouse facility from another lender, with a minimum line of credit of $50 million. The Company is in the process of procuring a second warehouse line.

        The events of default under the CP Facility include a downgrade of the claims paying ability of FSA by S&P or Moody's, the average delinquency rate on the Contracts pledged in connection with the facility exceeding 2.5% during the preceding four months or the occurrence of a servicer event of default. A servicer event of default includes: (i) total delinquencies as a percentage of the Company's servicing portfolio in excess of 8% during the preceding three months and (ii) annualized net charge-offs as a percentage of the average servicing portfolio in excess of 7% during the preceding six months. The lenders have the right to replace ACC as the servicer upon the occurrence of a servicer event of default. In addition, the CP Facility contains certain covenants. If these covenants are not met, a termination of the facility could occur. As of June 30, 1997, management believes the Company was in compliance with all such covenants.

   (b)  Repurchase Facility

   Cargill financed 100% of the purchase price of the Contracts under the Repurchase Facility. The interest rate on the Repurchase Facility was the one-month LIBOR, plus 3.25%. The relevant LIBOR was 5.7% as of June 30, 1997, and 5.5% as of December 31, 1996. Under the terms of the Repurchase Facility, the Company would sell Contracts to Cargill with an agreement to repurchase the Contracts. The repurchase was intended to occur concurrent with the sale of the Contracts. When the Contracts were repurchased from Cargill, the Company was obligated to pay Cargill a repurchase fee approximating 2% of the Contracts.

                        ACC CONSUMER FINANCE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


        In January 1997, the Company entered into an agreement with Cargill that gave the Company the option to extinguish the Repurchase Facility through May 31, 1997. In exchange for this early extinguishment option, the Company issued Cargill 174,500 shares of unregistered Common Stock. Also included in this agreement was a modification of the NIM Facility (included in Other Borrowings on the consolidated balance sheet) that reduced maximum borrowings from $15 million to $10 million. The Company exercised this option and extinguished the Repurchase Facility on March 31, 1997. The Company recognized an extraordinary loss of approximately $1.0 million in connection with this extinguishment, which equals the fair value of the shares issued to Cargill and certain unamortized debt issuance costs, net of tax.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Except for the historical information contained herein, the following discussion includes forward looking information that involves risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause such differences include those discussed in the Company's Form 10-K for the year ended December 31, 1996.

RESULTS OF OPERATIONS

The Three-month Period Ended June 30, 1997, Compared to the Three-month Period Ended June 30, 1996

        During the three-month period ended June 30, 1997, the Company's net income increased 124% to $2.6 million, from $1.1 million during the three-month period ended June 30, 1996. This increase was primarily due to increases in the gain on sale of Contracts, and servicing and ancillary fees totaling $4.9 million, which resulted from an increase in Contracts sold in asset-backed securities and in the average balance of Contracts serviced for others. During the three-month period ended June 30, 1997, an aggregate of $100.2 million of Contracts were sold by the Company and the average balance of Contracts serviced for others was $330 million, compared to $45.5 million of Contracts sold and an average balance of Contracts serviced for others of $131 million during the same period in 1996. Partially offsetting these increases was an increase in operating expenses of $2.8 million as a result of the Company's expanded purchasing and servicing operations. The Company purchased $120.7 million of Contracts during the three-month period ended June 30, 1997, as compared to $45.3 million during the same period in the prior year.

        NET INTEREST INCOME. The Company earned approximately $1.5 million of net interest income during the three-month period ended June 30, 1997, compared to $1.1 million during the three-month period ended June 30, 1996. The principal source of the Company's net interest income was the net yield on Contracts (yield on Contracts less the cost of the warehouse facility) which increased to $1.2 million during the three-month period ended June 30, 1997, from $882,000 during the three-month period ended June 30, 1996. This increase resulted primarily from a higher yield on Contracts and a lower rate paid on the warehouse facility during the three-month period ended June 30, 1997, as compared to the rate paid during the same period in the prior year. The yield on Contracts increased to 23.0% during the three-month period ended June 30, 1997, from 21.7% during the three-month period ended June 30, 1996. The average rate paid on the warehouse facility was 7.3% during the three-month period ended June 30, 1997, compared to 9.1% during the three-month period ended June 30, 1996.

        During the three-month period ended June 30, 1997, the Company earned interest income of $928,000 on asset-backed securities and cash balances held in restricted accounts and as credit enhancement cash reserves, compared to $489,000 during the three-month period ended June 30, 1996. This increase is due to significantly higher volumes of asset-backed securities issued during the three-month period ended June 30, 1997, compared to the same period in the prior year. During the period from the cutoff date of a securitization to the closing date of a securitization (the Closing Period), the Company earns interest on the senior and subordinated certificates or notes. The Company earned approximately $410,000 on $100 million of asset-backed securities during the Closing Period of the 1997-B Transaction during the three-month period ended June 30, 1997, compared to $157,000 on $46 million of asset-backed securities during the Closing Period of the 1996-B Transaction during the same period in 1996.

        The Company recognized interest expense on other borrowings of $622,000 during the three-month period ended June 30, 1997, compared to $267,000 during the same period in the prior year. Other Borrowings consist of total amounts owed under the 1996 Notes, the NIM Facility and lease liability. The increase in interest expense is due to interest payments on the 1996 Notes, partially offset by reduced interest payments on the NIM Facility. During the three-month period ended June 30, 1997, the Company recognized $550,000 of interest expense on the 1996 Notes, and $57,000 in interest expense on the NIM Facility, compared to $240,000 in interest expense on the NIM Facility during the three-month period ended June 30, 1996. The average balance of the NIM Facility during the three-month period ended June 30, 1997 was $786,000, as compared to an average balance of $6.5 million during the three-month period ended June 30, 1996.

        CONTRACT LOSS PROVISION. The Company recorded a provision for Contract losses of $264,000 for the three-month period ended June 30, 1997, compared to $200,000 for the three-month period ended June 30, 1996. The allowance for Contract losses is maintained at a level deemed by management to be adequate to provide for losses in the held-for-investment portfolio.

        SERVICING REVENUES. The Company recorded $2.6 million of servicing and ancillary fees for the three-month period ended June 30, 1997, compared to $963,000 for the three-month period ended June 30, 1996. This substantial increase in servicing revenues arose from an increase in the average balance of Contracts serviced for others to $330 million during the three-month period ended June 30, 1997, from $131 million during the same period in 1996. Future servicing revenues could be adversely affected, if the levels of charge-offs, prepayments or market discount rates in any pool of Contracts serviced for others exceeds the estimates of such levels used by the Company from time to time to value its Subordinated Securities and ESRs.

        GAIN ON THE SALE OF CONTRACTS. The Company recognized a gain on sale of Contracts of $6.9 million during the three-month period ended June 30, 1997, representing approximately 6.9% of the $100.2 million of Contracts sold in connection with asset-backed securitizations, compared to a gain of $3.7 million, or approximately 8.1% of the $45.5 million of Contracts sold during the three-month period ended June 30, 1996.

        OPERATING EXPENSES. The Company reported operating expenses of $6.4 million during the three-month period ended June 30, 1997, compared to $3.6 million for the three-month period ended June 30, 1996. The increase in expenses reflected the growth in the amount of Contracts purchased and serviced by the Company. The operating expense ratio (annualized operating expenses as a percentage of average Contracts owned and serviced) improved to 7.3% for the three-month period ended June 30, 1997, from 9.2% during the three-month period ended June 30, 1996.

        Personnel expenses for the three-month period ended June 30, 1997, were $3.2 million, compared to $2.0 million during the three-month period ended June 30, 1996. Personnel expenses consisted primarily of salaries and wages, performance incentives, employee benefits and payroll taxes. The overall increase in personnel expenses reflected the growth of the Company's full-time employees from 175 as of June 30, 1996, to 340 as of June 30, 1997. The Company expects that its number of full-time employees will continue to increase commensurate with the growth of the Company's Contract portfolio.

        The Company's general and administrative expenses increased to $1.9 million for the three-month period ended June 30, 1997, from $992,000 for the three-month period ended June 30, 1996. These expenses consisted primarily of telecommunications expenses, travel expenses, marketing expenses, professional fees, insurance expenses, credit bureau expenses and management information systems expenses. The increase in general and administrative expenses reflected the substantial expansion of the Company's operations.

        Servicing expenses increased to $889,000 for the three-month period ended June 30, 1997, compared to $377,000 for the three-month period ended June 30, 1996, due to the substantial growth of the total Contracts owned and serviced by the Company. These expenses consisted primarily of out-of-pocket collection, repossession and liquidation expenses.

        Occupancy and equipment expenses increased to $267,000 for the three-month period ended June 30, 1997, from $121,000 for the three-month period ended June 30, 1996. The increase in occupancy and equipment expenses reflected the expansion of the Company's headquarters office space and its regional operations since June 30, 1996. During the three-month period ended June 30, 1997, the Company entered into an agreement to lease new Corporate headquarters space in San Diego, California from an unaffiliated lessor. The building is currently under construction and the Company is expected to move in and begin paying rent in October 1997. The new office space consists of approximately 46,000 square feet and the base monthly rent approximates $76,000, subject to annual increases. Currently, the Company leases approximately 25,000 square feet and pays $37,000 per month. During the three-month period ended June 30, 1997, the Company entered into a lease for a new regional credit center in St. Louis, Missouri and is in the process of leasing and opening a new collections center outside of San Diego where it will conduct a portion of its early collection activity. The Company expects its occupancy expenses to continue to increase as the Company expands its headquarters and other facilities to accommodate the expansion of the Company's operations.

        INCOME TAXES. The effective tax rate for the three-month periods ended June 30, 1997 and 1996, was 42%.

The Six-month Period Ended June 30, 1997, Compared to the Six-month Period Ended June 30, 1996

        During the six-month period ended June 30, 1997, the Company's net income before extraordinary loss increased 139% to $4.6 million, from $1.9 million during the six-month period ended June 30, 1996. This increase is primarily due to increases in the gain on sale of Contracts, and servicing and ancillary fees totaling $8.8 million, which resulted from an increase in Contracts sold in asset-backed securities and in the average balance of Contracts serviced for others. During the six-month period ended June 30, 1997, an aggregate of $175.1 million of Contracts were sold by the Company and the average balance of Contracts serviced for others was $281 million, compared to $81.8 million of Contracts sold and an average balance of Contracts serviced for others of $111 million during the same period in 1996. Partially offsetting these increases was an increase in operating expenses of $4.6 million as a result of the Company's expanded purchasing and servicing operations. The Company purchased $197.4 million of Contracts during the six-month period ended June 30, 1997, as compared to $79.0 million during the same period in the prior year. Additionally, the Company recognized a $1.0 million loss upon extinguishment of the Repurchase Facility, net of tax, as an extraordinary loss during the six-month period ended June 30, 1997. The Company reported net income of $3.6 million during the six-month period ended June 30, 1997, compared to $1.9 million for the six-month period ended June 30, 1996.

        NET INTEREST INCOME. The Company earned approximately $2.6 million of net interest income during the six-month period ended June 30, 1997, compared to $2.0 million during the six-month period ended June 30, 1996. The principal source of the Company's net interest income was the net yield on Contracts (yield on Contracts less the cost of the warehouse facility) which increased to $2.0 million during the six-month period ended June 30, 1997, from $1.8 million during the six-month period ended June 30, 1996. This increase resulted primarily from a higher yield on Contracts and a lower rate paid on the warehouse facility during the six-month period ended June 30, 1997, as compared to the same period in the prior year. The yield on Contracts increased to 21.8% during the six-month period ended June 30, 1997, from 21.4% during the six-month period ended June 30, 1996. The average rate paid on the warehouse facility was 8.1% during the six-month period ended June 30, 1997, compared to 9.1% during the six-month period ended June 30, 1996.

        During the six-month period ended June 30, 1997, the Company earned interest income of $1.9 million on asset-backed securities and cash balances held in restricted accounts and as credit enhancement cash reserves, compared to $786,000 during the six-month period ended June 30, 1996. This increase is due to significantly higher volumes of asset-backed securities issued during the six-month period ended June 30, 1997, compared to the same period in the prior year. The Company earned approximately $874,000 on $180.0 million of asset-backed securities during the Closing Period of the 1997-A and 1997-B Transactions during the six-month period ended June 30, 1997, compared to $386,000 on $81.8 million of asset-backed securities during the Closing Period of the 1996-A and 1996-B Transactions during the same period in 1996.

        The Company recognized interest expense on other borrowings of $1.2 million during the six-month period ended June 30, 1997, compared to $586,000 in the prior year. The increase in interest expense is due to interest payments on the 1996 Notes, partially offset by reduced interest payments on the NIM Facility. During the six-month period ended June 30, 1997, the Company recognized $1.1 million of interest expense on the 1996 Notes, and $103,000 in interest expense on the NIM Facility, compared to $531,000 in interest expense on the NIM Facility during the six-month period ended June 30, 1996. The average balance of the NIM Facility during the six-month period ended June 30, 1997 was $476,000, as compared to $7.3 million during the six-month period ended June 30, 1996.

        CONTRACT LOSS PROVISION. The Company recorded a provision for Contract losses of $481,000 for the six-month period ended June 30, 1997, compared to $349,000 for the six-month period ended June 30, 1996. The allowance for Contract losses is maintained at a level deemed by management to be adequate to provide for losses in the held-for-investment portfolio.

        SERVICING REVENUES. The Company recorded $4.5 million of servicing and ancillary fees for the six-month period ended June 30, 1997, compared to $1.8 million for the six-month period ended June 30, 1996.

This substantial increase in servicing revenues arose from an increase in the average balance of Contracts serviced for others to $281 million during the six-month period ended June 30, 1997, from $111 million during the same period in 1996. Future servicing revenues could be adversely affected, if the levels of charge-offs, prepayments or market discount rates in any pool of Contracts sold exceeds the estimates of such levels used by the Company from time to time to value its Subordinated Securities and ESRs.

        GAIN ON THE SALE OF CONTRACTS. The Company recognized a gain on sale of Contracts of $12.7 million during the six-month period ended June 30, 1997, representing approximately 7.3% of the $175.1 million of Contracts sold in asset-backed securities; compared to a gain of $6.6 million, or approximately 8.0% of the $81.8 million of Contracts sold in asset-backed securitizations during the six-month period ended June 30, 1996.

        OPERATING EXPENSES. The Company reported operating expenses of $11.4 million during the six-month period ended June 30, 1997, compared to $6.8 million for the six-month period ended June 30, 1996. The increase in expenses reflected the growth in the amount of Contracts purchased and serviced by the Company. The operating expense ratio improved to 7.3% for the six-month period ended June 30, 1997, from 9.5% during the six-month period ended June 30, 1996.

        Personnel expenses for the six-month period ended June 30, 1997, were $5.8 million, compared to $3.8 million during the six-month period ended June 30, 1996. The overall increase in personnel expenses reflected the growth of the Company's full-time employees from 175 as of June 30, 1996, to 340 as of June 30, 1997.

        The Company's general and administrative expenses increased to $3.3 million for the six-month period ended June 30, 1997, from $1.7 million for the six-month period ended June 30, 1996. The increase in general and administrative expenses reflected the substantial expansion of the Company's operations.

        Servicing expenses increased to $1.5 million for the six-month period ended June 30, 1997, compared to $758,000 for the six-month period ended June 30, 1996, due to the substantial growth of the total Contracts owned and serviced by the Company.

        Occupancy and equipment expenses increased to $484,000 for the six-month period ended June 30, 1997, from $214,000 for the six-month period ended June 30, 1996. The increase in occupancy and equipment expenses reflected the expansion of the Company's headquarters office space and its regional operations since June 30, 1996.

        INCOME TAXES. The effective tax rate for each of the six-month periods ended June, 1997 and 1996, was 42%.

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

                                                              DELINQUENCY EXPERIENCE
                                           ------------------------------------------------------------
                                           JUNE 30,     MAR. 31,     DEC. 31,     SEPT. 30,    JUNE 30,
                                             1997         1997         1996         1996         1996
                                           --------     --------     --------     ---------    --------
Gross Servicing Portfolio (000s) ......    $395,695     $303,986     $251,751     $209,761     $172,562

Period of Delinquencies (000s) (1):
    31-60 Days ........................      12,636        8,149        8,323        6,234        4,827
    61-90 Days ........................       4,217        2,957        2,847        1,832        1,347
    91 Days or more ...................       1,787        1,512        1,516        1,088          662
                                           --------     --------     --------     --------     --------
Total Delinquencies (000s) ............    $ 18,640     $ 12,618     $ 12,686     $  9,154     $  6,836
                                           ========     ========     ========     ========     ========
Total Delinquencies as a Percentage
    of Servicing Portfolio ............        4.71%        4.15%        5.04%        4.36%        3.96%
Amount in Repossession (000s) (2) .....    $  3,080     $  2,454     $  2,216     $  1,685     $  1,369

Amount in Repossession as a
    Percentage of Servicing Portfolio .        0.78%        0.81%        0.88%        0.80%        0.79%


                                                            NET CHARGE-OFF EXPERIENCE
                                                        FOR THE THREE-MONTH PERIOD ENDED
                                           ------------------------------------------------------------
                                           JUNE 30,     MAR. 31,     DEC. 31,     SEPT. 30,    JUNE 30,
                                             1997         1997         1996         1996         1996
                                           --------     --------     --------     ---------    --------
Average Servicing Portfolio
    Outstanding  (000s) (3) ...........    $350,132     $274,507     $232,617     $191,162     $156,266
Net Charge-offs (000s) (4)(5) .........    $  4,082     $  3,543     $  2,945     $  2,227     $  1,329
Annualized Net Charge-offs as a
    Percentage of Average
    Servicing Portfolio ...............        4.66%        5.16%        5.06%        4.66%        3.40%

(1) The Company considers a Contract delinquent when an obligor fails to make at least 90% of a contractual payment by the stated due date. The period of delinquency is based upon the number of days payments are contractually past due. Contracts not yet 31 days past due are not considered to be delinquent. As of June 30, 1997, the Company had granted payment extensions of 30 days or more for Contracts representing 1.43% of the outstanding balance of the entire Contract portfolio, and these Contracts were not considered delinquent.
(2) Amount in repossession represents the outstanding principal on Contracts for which vehicles have been repossessed, but not yet liquidated.
(3) For three-month periods ended after September 30, 1996, averages of Contracts outstanding are as of the beginning and the end of each month during the period. For prior periods, averages of Contracts outstanding are as of the beginning and the end of the period presented.
(4) Charge-off amounts exclude the effect of accrued interest, discounts paid by the dealers and potential recoveries from legal proceedings against borrowers.
(5) Net charge-offs are net of recoveries and include the remaining Contract balance at time of charge-off. In the case of repossession, net charge-offs include the remaining Contract balance at the time of repossession less liquidation proceeds (for disposed vehicles), NADA wholesale value (for vehicles repossessed but not sold) or claims receivable under the Company's VSI insurance. Net charge-offs do not include repossessions that are less than 120 days delinquent and are not yet charged-off.

        The management of the Company believes that the payment practices of its borrowers are partially a function of the time of year. Since these borrowers typically have low disposable incomes, they tend with more frequency to become late in payments on their Contracts during the fall and early winter months, when the holiday season generates competing demands for their limited disposable income and when these borrowers encounter weather-related work slow-downs. As a result, if all other factors are equal, management expects delinquencies to be highest in the fourth calendar quarter. Due to the 60-120 day lag between initial delinquency and charge-off, management expects these seasonal factors to cause charge-offs to be highest in the fourth and first calendar quarters. The increase in charge-offs and delinquencies during the three-month period ended June 30, 1997, as compared to the three-month period ended June 30, 1996, is primarily due to the seasoning of the total Contract portfolio. Higher repossession rates and a weaker auction market for repossessed vehicles also contributed to a higher net loss rate during the three-month period ended June 30, 1997 as compared to the same period in the prior year.

        Since January 1, 1995, the Company has maintained, at its own expense, vendor single interest (VSI) insurance that protects the Company's interest in the collateral against uninsured physical damaged (including total loss). For the periods presented above, the Company's recoveries on its VSI insurance reduced its net charge-offs (including Contracts owned and sold) by $1.7 million and the total premiums paid by the Company were $1.4 million. Commencing January 1, 1997, the Company's VSI insurance no longer covers losses due to skips. Historically, most skips have been located either by the Company or by the VSI insurance provider, and the Company believes that it can internally manage skips more efficiently. Proceeds collected in connection with skips approximated $110,000 in aggregate during the periods presented. The average net loss rate for periods in which the VSI policy covered skips in the table above was 5.4%, annually. Had the VSI policy not covered skips, the average net loss rate would have been 5.5%, annually, for those same periods.

ALLOWANCE FOR CONTRACT LOSSES

        The Company maintains an allowance for losses on Contracts that are held-for-investment. The Company determines an allowance for Contract losses based on an estimate of the losses inherent in the held-for-investment portfolio, including estimates of the frequency of defaults for various delinquency ranges and the expected average severity of losses on these defaults. As of June 30, 1997, and December 31, 1996, Contracts held-for-investment included the Spread Receivables. The allowance for Contract losses as of June 30, 1997, was $413,000, or 15% of the total Contracts held-for-investment. As of December 31, 1996, the allowance for Contract losses was $565,000, or 14% of the total Contracts held-for-investment.

        In connection with the valuation of the ESRs, the Company projects losses in the pool of Contracts which effectively represents the estimated undiscounted recourse loss allowance contained within the valuation of the ESRs. As of June 30, 1997, and December 31, 1996, the estimated undiscounted recourse loss allowance embedded in the ESRs (excluding accrued interest) was $31.6 million and $19.2 million, respectively.

        The combined allowance for losses on Contracts held-for-investment and the recourse loss allowance embedded in the ESRs was 8.1% of the Contracts owned and serviced as of June 30, 1997, as compared to 7.9% at December 31, 1996.

FINANCIAL CONDITION AND LIQUIDITY

        The Company's financing needs are primarily driven by three factors. First, the Company requires working capital to fund its operating expenses, interest on its indebtedness, and income taxes, because the net interest income earned on the Contracts owned by the Company are or have been restricted and interest and excess servicing cash flows on Subordinated Securities and ESRs owned by the Company are not available for general operating purposes until certain credit enhancement reserve requirement levels have been met. Second, as of March 27, 1997, the Company also requires cash to fund a portion of the Contracts purchased, since the CP Facility does not cover 100% of the Contract purchase price. Third, the securitization program is capital intensive as the Company must fund credit enhancement and securitization expenses. The Company expects to have an ongoing need for cash to support operations, Contract purchases and the securitization program. Other than cash received from fees generated from servicing Contracts owned or serviced, ACC relies on intercompany loans from its subsidiaries to fund operating expenses and to service ACC's indebtedness. These intercompany loans are eliminated during consolidation of the financial statements of the Company.

        On March 27, 1997, the Company entered into the CP Facility. The lenders are a commercial paper conduit and CSFB, and the borrower is Liquidity. The CP Facility is secured by Contracts pledged by Liquidity (purchased in a true sale from OFL-A or ACC) and is guaranteed by FSA. The CP Facility bears interest at the weighted average of the commercial paper issued by the conduit plus commissions and expenses, repriced daily, unless the lenders, in their sole discretion, determine in good faith that the commercial paper rate is unavailable or not desirable and apply a bank rate equal to the euro-dollar rate plus 75 basis points. The interest rate on the CP Facility (including commissions and expenses) was 5.7% as of June 30, 1997.

        Under the CP Facility, the Company is obligated to secure an additional warehouse facility from another lender, with a minimum line of credit of $50 million. The Company anticipates that the funds available under the CP Facility, the additional facility and the NIM Facility, proceeds from the sale of Subordinated Securities and cash flows from ESRs, will be sufficient to satisfy the Company's estimated cash requirements for at least the next 12 months. If these funds are not available for any reason or if the Company's cash requirements increase, the Company may be required to seek additional funding.

        Advances under the CP Facility are limited to the borrowing base. The borrowing base is calculated under a formula that takes into account, among other factors, the principal balance of the Contracts pledged under the facility, the current interest rate for United States Treasury securities with a 21-month remaining term or the one-month LIBOR, whichever is greater, and the weighted average coupon rate of the Contracts pledged under the CP Facility. The borrowing base cannot exceed 93% of the principal balance of eligible Contracts. As of June 30, 1997, the advance rate was 91.7% of eligible Contracts, including a 1% liquidity cash reserve. If Treasury rates or the LIBOR rises or the weighted average coupon of Contracts being purchased by the Company declines, then the advance rate will decline if all other factors remain the same. A decrease in advance rates will increase the Company's capital requirements for the CP Facility and adversely affect its liquidity.

        Historically, the Company has operated on a negative cash flow basis and, depending upon the Company's growth of Contract purchase volumes and its Contract securitization program, its negative cash flow may continue into the foreseeable future. The Company has funded its negative operating cash flows principally through borrowings under the NIM Facility, and proceeds from the issuance of the 1996 Notes and equity securities. Additionally, the Company has sold the Subordinated Securities created in connection with the 1997-A and 1997-B Transaction, which generated $10.5 million in cash during the six-month period ended June 30, 1997. The Company may continue this practice in future transactions, but there is no assurance that there will be a liquid market for such Subordinated Securities. During the six-month period ended June 30, 1997, the Company also reduced its current cash requirements by changing the structure of its asset securitization transactions to a structure that permits deferral of income taxes on the gain on sale. In all prior securitization transactions, the gain on sale has resulted in a cash tax obligation in the current period. As of June 30, 1997, there were no advances outstanding on the NIM Facility and the NIM Facility had a borrowing base of $10 million based upon collateral available to be pledged. If the Company continues to sell the Subordinated Securities in connection with future securitization transactions, the Company's available borrowing base under the NIM Facility, which is based upon the NIM Facility's valuation of Subordinated Securities and ESRs pledged as collateral, may decline to less than $10 million.

        In order to execute its business strategy, the Company is dependent upon its warehouse facility, its asset securitization program and its ongoing ability to access capital markets to obtain long term debt and equity capital. Factors that affect the Company's access to capital markets and sources of financing, and the cost of capital, include, among others, interest rates, general economic conditions, the performance of the Company's competitors, the performance of the Company's asset securitizations, and the Company's results of operations, financial condition, business prospects (including competitive conditions) and leverage. In addition, covenants in the indenture for the 1996 Notes and in outstanding and future debt securities and financing facilities may significantly restrict the Company's ability to incur additional indebtedness or issue new equity securities.

        During the three-month period ended March 31, 1997 and the six-month period ended June 30, 1996, cash generated from payments received on Contracts financed under the warehouse facility were used to reduce indebtedness under, or were deposited into restricted accounts as additional collateral for, the warehouse facility. During the three-month period ended June 30, 1997, approximately $2.5 million of payments received on Contracts financed under the warehouse facility were distributed, or approved for distribution, to the Company. Proceeds from the securitization of Contracts were used by the Company to reduce indebtedness under both of these facilities. Following each of the asset securitization transactions, excess servicing cash flows were deposited into restricted accounts to build credit enhancement cash reserves. Once the amounts in these credit enhancements reach required levels, any additional excess servicing revenues are distributed to the Company. Under normal circumstances, for securitization transactions done without the sale of Subordinated Securities, the Company expects to reach required credit enhancement levels eight to twelve months following the effective date of the securitizations. For securitizations involving the sale of Subordinated Securities, the Company expects to reach required credit enhancement levels 18 to 24 months after the effective date, as all excess distributions from the credit enhancement cash reserves will be used initially to pay down the Subordinated Securities. However, there is no assurance that this expectation will be met and the occurrence of any triggering event would delay release of excess cash by increasing credit enhancement cash reserve requirements on those transactions. During the six-month period ended June 30, 1997, $3.9 million was distributed, or was approved for distribution, to the Company from the credit enhancement cash reserves.

        During the six-month period ended June 30, 1997, the Company used net cash from operations of $21.9 million, compared to $4.4 million during the six-month period ended June 30, 1996. This increase in cash used by operating activities is primarily due to increases in net cash deposited into restricted accounts and an increase in Contracts held for sale.

        The net cash provided by investing activities was $84,000 during the six-month period ended June 30, 1997, compared to $1.6 million in the six-month period ended June 30, 1996. This decrease in cash provided was primarily due to an increase in Contracts held for investment and a reduction in proceeds from liquidation of repossessed automobiles partially offset by an increase in principal collections on asset-backed securities.

        The net cash provided by financing activities for the six-month period ended June 30, 1997, was $22.8 million, $21.4 million of which was generated through the warehouse facility. The net cash provided by financing activities for the six-month period ended June 30, 1996, was $2.7 million. The Company raised over $13.5 million in common and preferred stock issuances during the six-month period ended June 30, 1996. These proceeds were used to reduce advances under the warehouse facility resulting in a net decrease in the warehouse facility balance of $6.2 million and to pay down the NIM facility balance resulting in a net decrease of $5.1 million.

INTEREST RATE RISK MANAGEMENT

        The Company maintains an ongoing hedging program for the purpose of mitigating the potential impact of changing interest rates on the gain on the sale of Contracts. The hedging strategy is implemented through the forward sale of two-year treasury notes or futures contracts on two-year treasury instruments. Gains and losses on the hedging program are recorded as an adjustment to the accounting basis of the Contracts until such time that the Contracts are sold. At the time of sale, the previously unrealized gains or losses are recognized as an adjustment to the gain on the sale of the Contracts.

        The market value of these futures Contracts responds inversely to changes in the value of the Contracts. The Company recognized net losses on the hedging program of $36,000 during the six-month period ended June 30, 1997, as compared to net gains of $20,000 during the six-month period ended June 30, 1996. As of June 30, 1997 and December 31, 1997, the Company had unrealized losses under the hedging program of $30,000.

        The Company began actively using the hedging program in January 1995 and the extent to which the Contracts held by the Company are hedged has varied and will continue to vary from time to time, depending upon prevailing interest rates and other economic factors. The Company may choose not to maintain the hedging program based on management's assessment of interest rate risk and the costs associated with the hedging program. As of June 30, 1997, the Company owned $37.2 million of Contracts (excluding approximately $2.6 million of performing Contracts pledged as credit enhancements and $4.8 million of Contracts set aside in connection with the 1997-B transaction) and maintained a $35 million hedge position consisting of futures contracts on two-year treasury instruments.

        The Securities and Exchange Commission has approved rule amendments to clarify and expand existing disclosure requirements for derivative financial instruments. The amendments require enhanced disclosure of accounting policies for derivative financial instruments in the footnotes to the consolidated financial statements. In addition, the amendments expand existing disclosure requirements to include quantitative and qualitative information about market risk inherent in market risk sensitive instruments. The required quantitative and qualitative information should be disclosed outside the consolidated financial statements and related notes thereto. The enhanced accounting policy disclosure requirements are effective for the three-month period ended June 30, 1997. As the Company believes that the derivative financial instrument disclosure contained within the notes to the consolidated financial statements for its fiscal year ended December 31, 1996 annual report filed on form 10-K substantially conforms with the accounting policy requirements of these amendments, no further interim period disclosure has been provided.

CURRENT ACCOUNTING PRONOUNCEMENTS

        The Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards No. 128, "Earnings per Share" (SFAS 128) and "Disclosure of Information about Capital Structure" (SFAS 129) in February 1997, and issued "Reporting Comprehensive Income" (SFAS 130) and "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131) in June 1997.

        SFAS 128 simplifies the standards for computing and presenting earnings per share (EPS) as previously prescribed by Accounting Principles Board Opinion No. 15, "Earnings per Share". SFAS 128 replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other outstanding contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings. SFAS 128 also requires dual presentation of basic and diluted EPS on the face of the statement of operations and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and earlier application is not permitted.

        SFAS 129 consolidates existing reporting standards for disclosing information about an entity's capital structure. SFAS 129 also supersedes specific requirements found in previously issued accounting statements. SFAS 129 must be adopted for financial statements for periods ending after December 15, 1997.

        SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS 130 also requires that an enterprise
(a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

        SFAS 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirements to report information about major customers. It amends FASB Statement No.4, "Consolidation of All Majority Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries. SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS 131 requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts in the enterprise's general-purpose financial statements. It requires that all public business enterprises report information about revenues derived from the enterprise's products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and holds assets, and about major customers regardless of whether that information is used in making operating decisions.

Part II. Other Information

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   a)   An annual meeting was held on May 6, 1997.

   b) The following individuals were nominated and elected as class II directors of the Company: Rocco J. Fabiano and Jack P. Fitzpatrick.

                                                            Votes:
                                        -------------------------------------------------
                                                                             Total as
                                           For      Against    Abstain    of Record Date
                                        ---------   -------    -------    ---------------
         Rocco J. Fabiano               8,258,046      -         200         8,258,246
         Jack P. Fitzpatrick            8,258,046      -         200         8,258,246

       The following Directors terms expire after the date of the meeting and continue in office: Jeffrey Susskind, Jeffrey S. Lambert, and Ethan J. Falk.

   a) The selection of KPMG Peat Marwick LLP as the auditors of the Company for the fiscal year ended December 31, 1997 was ratified.

                                                           Votes:
                                        ------------------------------------------------
                                                                             Total as
                                           For      Against    Abstain    of Record Date
                                        ---------   -------    -------    --------------
         KPMG Peat Marwick              8,257,096    1,000       150        8,258,246


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits.  The exhibits listed below are filed with this report.

   10.1        Purchase and Sale Agreement among ACC Liquidity LLC, OFL-A
               Receivables Corp., ACC Receivables Corp and ACC Consumer Finance
               Corporation dated March 27, 1997

   10.2        Custodial Agreement among Financial Security Assurance, Inc.,
               Credit Suisse First Boston, New York Branch, Norwest Bank
               Minnesota, National Association, ACC Consumer Finance
               Corporation and ACC Liquidity, LLC dated March 27, 1997

   10.3        Receivables Financing Agreement among ACC Liquidity LLC, ACC
               Consumer Finance Corporation, Alpine Securitization Corp.,
               The Financial Institutions, Credit Suisse First Boston, New York
               Branch and Norwest Bank Minnesota dated March 27, 1997

   10.4        Torrey Reserve Office Lease between American Assets, Inc. and
               ACC Consumer Finance Corporation dated April 7, 1997

   10.5        Torrey Reserve Addendum to Lease between American Assets, Inc.
               and ACC Consumer Finance Corporation dated April 7, 1997

   11          Computation of Weighted Average Shares Outstanding

   27          Financial Data Schedule

   (b) Reports on Form 8-K. On April 21, 1997, the Company filed a current report on Form 8-K reporting in item 5 the new commercial paper backed facility entered into on March 27, 1997.

SIGNATURES

        In accordance with the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  August 12, 1997                  By: /s/ ROCCO J. FABIANO
                                            -----------------------------------
                                            Rocco J. Fabiano
                                            Chairman of the Board and Chief
                                            Executive Officer



Date:  August 12, 1997                  By: /s/ RELLEN M. STEWART
                                            -----------------------------------
                                            Rellen M. Stewart
                                            Chief Operating Officer and Chief
                                            Financial Officer



Date:  August 12, 1997                  By: /s/ SHAEMUS A. GARLAND
                                            -----------------------------------
                                            Shaemus A. Garland
                                            Vice President and Controller

                               INDEX TO EXHIBITS


EXHIBIT NO.                        DESCRIPTION                                      PAGE NO.
-----------                        -----------                                      --------
   10.1        Purchase and Sale Agreement among ACC Liquidity LLC, OFL-A
               Receivables Corp., ACC Receivables Corp and ACC Consumer Finance
               Corporation dated March 27, 1997

   10.2        Custodial Agreement among Financial Security Assurance, Inc.,
               Credit Suisse First Boston, New York Branch, Norwest Bank
               Minnesota, National Association, ACC Consumer Finance
               Corporation and ACC Liquidity, LLC dated March 27, 1997

   10.3        Receivables Financing Agreement among ACC Liquidity LLC, ACC
               Consumer Finance Corporation, Alpine Securitization Corp.,
               The Financial Institutions, Credit Suisse First Boston, New York
               Branch and Norwest Bank Minnesota dated March 27, 1997

   10.4        Torrey Reserve Office Lease between American Assets, Inc. and
               ACC Consumer Finance Corporation dated April 7, 1997

   10.5        Torrey Reserve Addendum to Lease between American Assets, Inc.
               and ACC Consumer Finance Corporation dated April 7, 1997

   11          Computation of Weighted Average Shares Outstanding

   27          Financial Data Schedule
